Form 10-Q
period 2010-06-30
PROTECT PHARMACEUTICAL Corp
filed 2010-08-23
CIK 1493526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

Commission File Number  000-54001

PROTECT PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

759 Bloomfield Avenue, Suite 411, West Caldwell, New Jersey 07006
(Address of principal executive offices)

(973) 568-1617
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 23, 2010

Common Stock, $0.005 par value	43,368,012

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at June 30, 2010 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2010 and 2009, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2009 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,500	$3,500
Related party payable	7,846	1,731

Total Current Liabilities	10,346	5,231

TOTAL LIABILITIES	10,346	5,231

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.005 par value, 43,368,012 and 33,163,012 shares issued and outstanding, respectively	216,840	165,815
Additional paid-in capital	7,109,625	601,550
Deficit accumulated during the development stage	(7,336,811)	(772,596)

Total Stockholders' Equity (Deficit)	(10,346)	(5,231)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on August 5,
	For the Three Months Ended		For the Six Months Ended		1987 Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Research and development	1,250,000	-	1,250,000	-	1,250,000
Executive compensation	5,156,100	-	5,156,100	-	5,156,100
General and administrative	156,450	-	158,115	-	311,870

LOSS FROM OPERATIONS	(6,562,550)	-	(6,564,215)	-	(6,717,970)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,340,551)

Income Taxes	-	-	-	-	-

NET LOSS	$(6,562,550)	$-	$(6,564,215)	$-	$(11,058,521)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.16)	$0.00	$(0.17)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	40,107,737	33,163,012	37,980,526	33,163,012

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance August 5, 1987	-	$-	$-	$-	$-

Net loss for the period ended December 31, 1987	-	-	-	(30)	(30)

Balance, December 31, 1987	-	-	-	(30)	(30)

Common stock issued for services rendered at $15.00 per share on January 27, 1988	624,000	3,120	2,336,880	-	2,340,000

Common stock issued for Midway Mining Development Corp. at $15.00 per share on January 27, 1988	359,592	1,798	1,346,672	-	1,348,470

Common stock issued for mining claims at predecessor cost on May 24, 1988	19,420	97	(97)	-	-

Common stock cancelled due to the acquisition agreement on Midway Mining and Development Corp. being rescinded on July 6, 1988	(209,112)	(1,046)	-	-	(1,046)

Common stock issued for services rendered at $0.00 per share on July 6, 1988	209,112	1,046	-	-	1,046

Additional capital contributed	-	-	33,000	-	33,000

Net loss for the year ended December 31, 1988	-	-	-	(3,721,500)	(3,721,500)

Balance, December 31, 1988	1,003,012	5,015	3,716,455	(3,721,530)	(60)

Net loss for the year ended December 31, 1989	-	-	-	(30)	(30)

Balance, December 31, 1989	1,003,012	$5,015	$3,716,455	$(3,721,560)	$(90)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance, December 31, 1989	1,003,012	$5,015	$3,716,455	$(3,721,560)	$(90)

Net loss for the year ended December 31, 1990	-	-	-	(30)	(30)

Balance, December 31, 1990	1,003,012	5,015	3,716,455	(3,721,590)	(120)

Net loss for the year ended December 31, 1991	-	-	-	(30)	(30)

Balance, December 31, 1991	1,003,012	5,015	3,716,455	(3,721,620)	(150)

Net loss for the year ended December 31, 1992	-	-	-	(30)	(30)

Balance, December 31, 1992	1,003,012	5,015	3,716,455	(3,721,650)	(180)

Net loss for the year ended December 31, 1993	-	-	-	(30)	(30)

Balance, December 31, 1993	1,003,012	5,015	3,716,455	(3,721,680)	(210)

Quasi - reorganization (Note 2)	-	-	(3,721,710)	3,721,710	-

Net loss for the year ended December 31, 1994	-	-	-	(30)	(30)

Balance, December 31, 1994	1,003,012	5,015	(5,255)	-	(240)

Common stock issued for services rendered at $15.00 per share on June 12, 1995	160,000	800	599,200	-	600,000

Additional capital contributed	-	-	2,605	-	2,605

Net loss for the year ended December 31, 1995	-	-	-	(605,105)	(605,105)

Balance, December 31, 1995	1,163,012	$5,815	$596,550	$(605,105)	$(2,740)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance, December 31, 1995	1,163,012	$5,815	$596,550	$(605,105)	$(2,740)

Common stock issued for expenses paid at $0.01 per share	2,000,000	10,000	5,000	-	15,000

Net loss for the year ended December 31, 1996	-	-	-	(12,260)	(12,260)

Balance, December 31, 1996	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balance, December 31, 1997	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 1998	-	-	-	-	-

Balance, December 31, 1998	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 1999	-	-	-	-

Balance, December 31, 1999	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2000	-	-	-	-	-

Balance, December 31, 2000	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2001	-	-	-	-	-

Balance, December 31, 2001	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2002	-	-	-	-	-

Balance, December 31, 2002	3,163,012	$15,815	$601,550	$(617,365)	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance, December 31, 2002	3,163,012	$15,815	$601,550	$(617,365)	$-

Net loss for the year ended December 31, 2003	-	-	-	-	-

Balance, December 31, 2003	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2005	-	-	-	(1,476)	(1,476)

Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)

Net loss for the year ended December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)

Common stock issued for services at $0.005 per share on May 9, 2007	30,000,000	150,000	-	-	150,000

Net loss for the year ended December 31, 2007	-	-	-	(150,000)	(150,000)

Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)

Net loss for the year ended December 31, 2008	-	-	-	(1,605)	(1,605)

Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)

Net loss for the year ended December 31, 2009	-	-	-	(2,150)	(2,150)

Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)

Common stock issued for patents at $0.25 per share (unaudited)	5,000,000	25,000	1,225,000	-	1,250,000

Common stock issued for services at $1.02 per commnon share (unaudited)	5,205,000	26,025	5,283,075	-	5,309,100

Net loss for the six months ended June 30, 2010 (unaudited)	-	-		(6,564,215)	(6,564,215)

Balance, June 30, 2010 (unaudited)	43,368,012	$216,840	$7,109,625	$(7,336,811)	$(10,346)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on August 5,
	For the Six Months Ended		1987 Through
	June 30,		June 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(6,564,215)	$-	$(11,058,521)
Adjustments to reconcile loss to cash flows from operating activities
Common stock issued for services	5,309,100	-	9,183,270
Common stock issued for research and development costs	1,250,000		1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	6,115	-	58,451
Changes in operating assets and liabilities Increase in accounts payable	(1,000)	-	2,500

Net Cash Used in Operating Activities	-	-	-

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Net Cash Provided by Financing Activities	-	-	-

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet Established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 4 - PAYABLE RELATED PARTY

A shareholder of the Company has advanced the corporation $7,846 and $1,731 as of June 30, 2010 and December 31, 2009.  The liability is non interest bearing, is unsecured and is due and payable upon demand.

NOTE 5 - EQUITY TRANSACTIONS

On May 28, 2010, the company issued 5,205,000 shares of common stock for services.  The services were valued at the common stock trading price of $1.02 per share.

On February 12, 2010, the Company issued 5,000,000 shares of its common stock pursuant to a Patent Acquisition Agreement. The cost of patents were valued at the trading price of the shares on the issuance date of $0.25 per share and expensed as research and development costs (see note 6).

NOTE 6 – RESEARCH AND DEVELOPMENT COSTS

On February 12, 2010, the Company issued 5,000,000 shares of its common stock pursuant to a Patent Acquisition Agreement to purchase various patents to be used in the commercialization of certain drugs. In accordance with ASC 730, the Company has recorded the cost of these expenses as research and development expenses.

As part of the Patent Acquisition Agreement, the Company has agreed to pay a royalty equal to 20% of gross sales from licensing fees or net sales.  Additionally, the Company is obligated to achieve the following developmental milestones:

a)	Commercially reasonable efforts must begin within 12 months of the agreement
b)	File an IND application for at least one product within two years of closing
c)	Initiate clinical studies for at least one product within three years of closing
d)	Commercialize at least one product within five years of closing

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in our periodic reports with the SEC.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

We are considered a development stage company with limited capital and no current revenues.  We do not expect to realize any revenues until we are successful in developing, achieving approval and marketing one or more of our drug delivery technologies or solutions.  We anticipate that in the near term, ongoing expenses, including the costs associated with the preparation and filing of requisite reports with the SEC, will be paid for by advances from stockholders or from the private sale of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to us, or at all.

Results of Operations

We did not realize revenues for the three and six month periods ended June 30, 2010 and 2009, nor did we record any expenses for the six month period ended June 30, 2009.  Thus, there was a $0 net loss for the 2009 periods.  During the three months ended June 30, 2010, we recorded total expenses of $6,562,550.  This consisted of $1,250,000 for research and development related to the acquisition of patent applications for stock, executive compensation of $5,156,100 related to the issuance of stock for services, and general and administrative expenses of $156,450, primarily in stock for professional and consulting services.  This resulted in a net loss of $6,562,550 ($0.16 per share) for the three months ended June 30, 2010 and a net loss of $6,564,215 ($0.17) for the six months ended June 30, 2010.

Liquidity and Capital Resources

Total assets at June 30, 2010 were $0 as the acquisition of the patent applications in March 2010 was treated as an expense.  Total assets were also $0 at fiscal year end December 31, 2009.  Total liabilities at June 30, 2010 were $10,346, consisting of $2,500 in accounts payable and $7,846 in payable related party due to a cash advance from a stockholder.  At December 31, 2009, total liabilities were $5,231 consisting of $3,500 in accounts payable and $1,731 in payable related party.

Because currently we have no revenues or cash reserves, for the immediate future we will have to rely on our directors and/or stockholders to pay expenses or raise funds through the private placement of securities.  There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs.  At June 30, 2010, we had stockholders’ deficit of $10,346 compared to a stockholders’ deficit of $5,231 at December 31, 2009.  The increased deficit is primarily due to the increase in related party payable during the first six months of 2010.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of our company.

Plan of Operation

We are developing new generation drug delivery technologies that we believe will enable products with improved clinical benefits.  We believe our drugs will offer enhanced pain relief and reduced tolerance/physical dependence, reduced addiction potential and side effects compared to existing neuropathic and fibromyalgia drugs and opioid painkillers.  We intend to conduct our research and development through collaborative programs. We anticipate relying on arrangements with third party drug developers such as contract research organizations and clinical research sites for a significant portion of our product development efforts.

We acquired a portfolio of patent applications in March 2010, although we are yet to formulate products or receive approvals from regulatory agencies or generate any revenues from product sales. We have not been profitable since our inception through June 30, 2010.

We expect to incur significant operating losses for the next several years and until we are able to formulate a commercially viable product.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

●      continue to undertake formulation of novel products and subsequent preclinical and clinical trials for our product candidates;

●      seek regulatory approvals for our product candidates;

●      develop, formulate, manufacture and commercialize our drugs;

●      implement additional internal systems and develop new infrastructure;

●      acquire or in-license additional products or technologies, or expand the use of our technology;

●      maintain, defend and expand the scope of our intellectual property; and

●      hire additional personnel.

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates. In the event that our development efforts result in regulatory approval and successful commercialization of our product candidates, we will generate revenue from direct sales of our products and/or, if we license our products to future collaborators, from the receipt of license fees and royalties from licensed products.

Management estimates that our research and development expenses for the next 12 months will be approximately $2.5 million, primarily for research and pilot studies.  We also estimate that other expenses, including personnel, general and administrative and miscellaneous expenses could be as much as $1.5 million during the same time period.  Because we currently have no revenues, most likely the only source of funding these expenses will be through he private sale of our securities, either equity or debt.  We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time.  If we are unable to secure the necessary funding, our research and development plans will be delayed indefinitely.  There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all.

Net Operating Loss

We have accumulated approximately $21,150 of net operating loss carryforwards as of December 31, 2009.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2010 through 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2009 and 2008 or the six months ended June 30, 2010 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because presently we have not started full operations.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II   —   OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On June 8, 2010, we filed with the SEC a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934.  As a result of filing this registration statement, we become obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECT PHARMACEUTICAL CORPORATION

Date: August 23, 2010	By:	/S/ William D. Abajian
William D. Abajian
President, C.E.O. and Director
(Acting Principal Accounting Officer)