Form 10-Q/A
period 2010-06-30
PROTECT PHARMACEUTICAL Corp
filed 2010-09-08
CIK 1493526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 8, 2010

Common Stock, $0.005 par value	43,368,012

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at June 30, 2010 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2010 and 2009, have been prepared by management in conformity with United States generally accepted accounting principles. The statements of operations for the three and six months ended June 30, 2010 and 2009 have been restated and note 8 to the financial statements has been added to discuss the restatement. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2009 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on August 5,
	For the Three Months Ended		For the Six Months Ended		1987 Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
	(restated)

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Research and development	-	-	1,250,000	-	1,250,000
Executive compensation	5,156,100	-	5,156,100	-	5,156,100
General and administrative	156,450	-	158,115	-	311,870

LOSS FROM OPERATIONS	(5,312,550)	-	(6,564,215)	-	(6,717,970)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,340,551)

Income Taxes	-	-	-	-	-

NET LOSS	$(5,312,550)	$-	$(6,564,215)	$-	$(11,058,521)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.13)	$0.00	$(0.17)	$0.00

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	40,107,737	33,163,012	37,980,526	33,163,012

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010 and December 31, 2009

NOTE 8 – RESTATED FINANCIAL STATEMENTS

The Company’s statement of operations for the three months ended June 30, 2010 has been restated to remove $1,250,000 of research and development expense which actually occurred during the three months ended March 31, 2010. A comparison of the original and restated financial statement is as follows:

	For the Three Months Ended
	June 30,
	2010	2009
	(restated)	(original)
REVENUES	$-	$-
EXPENSES
Research and development	-	-
Executive compensation	5,156,100	-
General and administrative	156,450	-
LOSS FROM OPERATIONS	(5,312,550)	-
LOSS FROM DISCONTINUED OPERATIONS	-	-
Income Taxes	-	-
NET LOSS	$(5,312,550)	$-
BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.13)	$0.00
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	40,107,737	33,163,012

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We did not realize revenues for the three and six month periods ended June 30, 2010 and 2009, nor did we record any expenses for the six month period ended June 30, 2009.  Thus, there was a $0 net loss for the 2009 periods. During the three months ended June 30, 2010 (“second quarter”), we recorded total expenses of $5,312,550, comprised of executive compensation of $5,156,100 related to the issuance of stock for services, and general and administrative expenses of $156,450, primarily for stock issued for professional and consulting services. This resulted in a net loss of $5,312,550 ($0.13 per share) for the period.

For the six months ended June 30, 2010, we recorded total expenses of $6,564,215, which included $1,250,000 for research and development related to the acquisition of patent applications for stock during the first quarter of 2010. Total expenses also included the $5,156,100 for the issuance of stock for services during the second quarter, and $158,115 for general and administrative expenses, of which $156,450 occurred during the second quarter. This resulted in a net loss of $6,564,215 ($0.17) for the six months ended June 30, 2010.

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

PROTECT PHARMACEUTICAL CORPORATION

Date: September 8, 2010	By:	/S/ William D. Abajian
William D. Abajian
President, C.E.O. and Director
(Acting Principal Accounting Officer)