Form 10-Q/A
period 2010-06-30
PROTECT PHARMACEUTICAL Corp
filed 2010-09-22
CIK 1493526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 22, 2010

Common Stock, $0.005 par value	43,368,012

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at June 30, 2010 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2010 and 2009, have been prepared by management in conformity with United States generally accepted accounting principles. The statements of operations for the three months ended June 30, 2010 have been restated and note 8 to the financial statements has been added to discuss the restatement. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2009 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010 and December 31, 2009

NOTE 8 – RESTATED FINANCIAL STATEMENTS

The Company’s statement of operations for the three months ended June 30, 2010 has been restated to remove $1,250,000 of research and development expense which actually occurred during the three months ended March 31, 2010. The correction reduced the net loss for the three months ended June 30, 2010 by $1,250,000 and $0.03 per share. A comparison of the original and restated financial statement is as follows:

	For the Three Months Ended
	June 30,
	2010	2010
	(restated)	(original)
REVENUES	$-	$-
EXPENSES
Research and development	-	1,250,000
Executive compensation	5,156,100	5,156,100
General and administrative	156,450	156,450
LOSS FROM OPERATIONS	(5,312,550)	(6,562,550)
LOSS FROM DISCONTINUED OPERATIONS	-	-
Income Taxes	-	-
NET LOSS	$(5,312,550)	$(6,562,550)
BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.13)	$(0.16)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	40,107,737	40,107,737

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

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

PROTECT PHARMACEUTICAL CORPORATION

Date: September 22, 2010	By:	/S/ William D. Abajian
William D. Abajian
President, C.E.O. and Director
(Acting Principal Accounting Officer)