Form 10-Q
period 2010-09-30
PROTECT PHARMACEUTICAL Corp
filed 2010-11-15
CIK 1493526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 15, 2010

Common Stock, $0.005 par value	43,368,012

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at September 30, 2010 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2010 and 2009, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2009 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$750	$3,500
Related party payables	27,181	1,731

Total Current Liabilities	27,931	5,231

TOTAL LIABILITIES	27,931	5,231

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.005 par value, 43,368,012 and 33,163,012 shares issued and outstanding, respectively	216,840	165,815
Additional paid-in capital	7,109,625	601,550
Deficit accumulated during the development stage	(7,354,396)	(772,596)

Total Stockholders' Equity (Deficit)	(27,931)	(5,231)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on August 5,
	For the Three Months Ended		For the Nine Months Ended		1987 Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Research and development	-	-	1,250,000	-	1,250,000
Executive compensation	-	-	5,156,100	-	5,156,100
General and administrative	17,585	-	175,700	-	329,455

LOSS FROM OPERATIONS	(17,585)	-	(6,581,800)	-	(6,735,555)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,340,551)

Income Taxes	-	-	-	-	-

NET LOSS	$(17,585)	$-	$(6,581,800)	$-	$(11,076,106)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.00)	$0.00	$(0.17)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,368,012	33,163,012	39,796,089	33,163,012

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance, December 31, 2002	3,163,012	$15,815	$601,550	$(617,365)	$-

Net loss for the year ended December 31, 2003	-	-	-	-	-

Balance, December 31, 2003	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2005	-	-	-	(1,476)	(1,476)

Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)

Net loss for the year ended December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)

Common stock issued for services at $0.005 per share on May 9, 2007	30,000,000	150,000	-	-	150,000

Net loss for the year ended December 31, 2007	-	-	-	(150,000)	(150,000)

Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)

Net loss for the year ended December 31, 2008	-	-	-	(1,605)	(1,605)

Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)

Net loss for the year ended December 31, 2009	-	-	-	(2,150)	(2,150)

Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)

Common stock issued for patents at $0.25 per share (unaudited)	5,000,000	25,000	1,225,000	-	1,250,000

Common stock issued for services at $1.02 per commnon share (unaudited)	5,205,000	26,025	5,283,075	-	5,309,100

Net loss for the nine months ended September 30, 2010 (unaudited)	-	-	-	(6,581,800)	(6,581,800)

Balance, September 30, 2010 (unaudited)	43,368,012	$216,840	$7,109,625	$(7,354,396)	$(27,931)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on August 5,
	For the Nine Months Ended		1987 Through
	September 30,		September 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(6,581,800)	$-	$(11,076,106)
Adjustments to reconcile loss to cash flows from operating activities
Common stock issued for services	5,309,100	-	9,183,270
Common stock issued for research and development costs	1,250,000		1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	25,450	-	77,786
Changes in operating assets and liabilities
Increase in accounts payable	(2,750)	-	750

Net Cash Used in Operating Activities	-	-	-

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Net Cash Provided by Financing Activities	-	-	-

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 4 - PAYABLE RELATED PARTY

Shareholders of the Company have advanced the corporation $27,181 and $1,731 as of September 30, 2010 and December 31, 2009.  The liability is non interest bearing, is unsecured and is due and payable upon demand.

NOTE 5 - EQUITY TRANSACTIONS

On May 28, 2010, the Company issued 5,205,000 shares of common stock for services.  The services were valued at the common stock trading price of $1.02 per share, for an aggregate amount of $5,309,100.

On February 12, 2010, the Company issued 5,000,000 shares of its common stock pursuant to a Patent Acquisition Agreement.  The cost of patents was valued at the trading price of the shares on the issuance date of $0.25 per share for an aggregate value of $1,250,000.  This amount was expensed as research and development costs during the nine months ended September 30, 2010 (see note 6).

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

a)	Commercially reasonable efforts must begin within 12 months of the agreement
b)	File an IND application for at least one product within two years of closing
c)	Initiate clinical studies for at least one product within three years of closing
d)	Commercialize at least one product within five years of closing

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results ofOperations

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

Results of Operations

We did not realize revenues for the three and nine-month periods ended September 30, 2010 and 2009, nor did we record any expenses for the three and nine-month periods ended September 30, 2009.  Thus, there was a $0 net loss for the 2009 periods.  During the three months ended September 30, 2010 (“third quarter”), we recorded total expenses of $17,585 for general and administrative expenses.  This resulted in a net loss for the third quarter of $17,585 (0.00 per share).

For the nine months ended September 30, 2010, we recorded total expenses of $6,581,800, which included $1,250,000 for research and development related to the acquisition of patent applications for stock during the first quarter of 2010.  Total expenses also included the $5,156,100 for the issuance of stock for services during the second quarter, and $175,700 for general and administrative expenses, of which $17,585 occurred during the third quarter.  This resulted in a net loss of $6,581,800 ($0.17 per share) for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Total assets at September 30, 2010 were $0 as the acquisition of the patent applications in March 2010 was treated as an expense.  Total assets were also $0 at fiscal year end December 31, 2009.  Total liabilities at September 30, 2010 were $27,931, consisting of $750 in accounts payable and $27,181 in payable related party due to a cash advance from a stockholder.  At December 31, 2009, total liabilities were $5,231 consisting of $3,500 in accounts payable and $1,731 in payable related party.

Because currently we have no revenues or cash reserves, for the immediate future we will have to rely on directors and/or stockholders to pay expenses or raise funds through the private placement of securities.  There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs.  At September 30, 2010, we had stockholders’ deficit of $27,931 compared to a stockholders’ deficit of $5,231 at December 31, 2009.  The increased deficit is primarily due to the increase in related party payables during the first nine months of 2010.

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

We acquired a portfolio of patent applications in March 2010, although we are yet to formulate products or receive approvals from regulatory agencies or generate any revenues from product sales. We have not been profitable since our inception through September 30, 2010.

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

Net Operating Loss

We have accumulated approximately $21,150 of net operating loss carryforwards as of December 31, 2009.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2010 through 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2009 and 2008 or the nine months ended September 30, 2010 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because presently we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.           Defaults Upon Senior Securities

This Item is not applicable.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

On September 13, 2010, Anna Gluskin resigned as a director of our company.  Ms. Gluskin’ resignation was for personal reasons and was not due to any disagreement with the company.  The remaining directors have not appointed a successor to Ms. Gluskin, but will consider possible candidates in the future.

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

PROTECT PHARMACEUTICAL CORPORATION

Date: November 15, 2010	By:	/S/ William D. Abajian
William D. Abajian
President, C.E.O. and Director
(Acting Principal Accounting Officer)