Form 10-K
period 2010-12-31
PROTECT PHARMACEUTICAL Corp
filed 2011-03-31
CIK 1493526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54001

Protect Pharmaceutical Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

116 Village Boulevard, Suite 200, Princeton, New Jersey 08540
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (609) 945-1198

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $4,088,775.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 29, 2011 was 43,368,012.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Protect Pharmaceutical Corporation

PART I

Item 1.  Business.

History

Protect Pharmaceutical Corporation was originally incorporated in the State of Idaho on August 5, 1987, under the name of Interstate Mining and Development Properties, Inc., for the purpose of engaging in the acquisition and development of mining prospects. The company staked certain gold placer mining claims, however the claims did not yield a sufficient amount of ore and the company never became profitable. Operational activities were halted in approximately 1989.

The company remained inactive until January 9, 1996 when it was reinstated in the State of Idaho. On August 2, 1996, the company changed its name to Interstate Development, Inc. During that same month H. Deworth Williams and Geoff Williams acquired controlling interest of the company through the purchase of common stock from the company’s two largest shareholders. The company then became engaged in the search for and evaluation of prospective business opportunities and, if justified, potentially to acquire and/or merge with one or more businesses or business opportunities.

On July 3, 2006 at a special meeting of stockholders, the stockholders approve the change of the corporation’s domicile from Idaho to Nevada. Stockholders also approved the acquisition of Nanolution Technologies, Inc., a Delaware corporation focused on developing technologies for medical devices, device coatings, and pharmaceutical dosage forms to repurpose drugs and develop novel, improved drug delivery methods for existing, approved drugs. However, the acquisition was never finalized and was abandoned.

On December 14, 2006, the change of domicile to Nevada was finalized by way of merging with and into Interstate Acquisition, Inc. (incorporated in Nevada on June 15, 2006) for the sole purpose of changing domicile. The Idaho entity was then dissolved. On December 15, 2006, we changed the name of the Nevada entity to Pro-Tect, Inc. and continued to explore possible business opportunities.

In January 2008, we began preliminary discussions with Medvices Corporation concerning the possible acquisition of certain technology and related proprietary, manufacturing, marketing and distribution rights related to the technology. An agreement to acquire the technology was reached in January 2009. The Medvices technology related to certain processes and equipment of a selected algae cultivation used for production of health products and cosmetics. However, no operations were conducted in connection with the technology and the acquisition was abandoned later in 2009.

On February 12, 2010, we entered into a Patent Acquisition Agreement with Nectid, Inc., a privately held Princeton, New Jersey based company, whereby we acquired from Nectid a portfolio of pending patent applications relating to three drug delivery technologies:

●	a gastro-retentive platform for drugs that otherwise have short time windows for absorption:

●	an abuse deterrent platform for prescription drugs that are prone to abuse, especially narcotic pain-killers; and

●	a once-daily platform that allows two or more drugs commonly taken in combination to be delivered via a single dose with fewer side effects.

At the closing of the acquisition, Ramesha Sesha, President of Nectid and the inventor of all the acquired technology, was appointed to our board of directors and as Chief Operating Officer and Chief Scientific Officer.

In exchange for the acquired patent applications, we issued to Nectid 5.0 million shares of our common stock and agreed to issue an additional 2.0 million shares upon realizing financing of $2.0 million. The acquisition agreement provided certain registration rights whereby the company would use its best efforts to file with the SEC a registration statement under the Securities Act of 1933, which would include shares issued to Nectid under the agreement. Any shares included in the registration statement may be subject to certain limitations. As of the date hereof, we have not realized the financing nor issued the additional 2 million shares and, accordingly, we have not filed a registration statement under the 1933 Act.

As further consideration, upon commercialization of the patent applications, the acquisition agreement provided that we would pay Nectid a royalty of 20% of the gross revenues realized from third parties, including license fees and milestone payments, or 20% of the net sales if from direct sales. If we realize milestone payments from our direct from exploitation of the patent applications, we will pay Nectid 10% of those payments. For example, if a project is licensed to another pharmaceutical company, we are obligated to pay Nectid 20% of the licensing and milestone payments and share 20% of the royalty revenue received from our licensing partner. However, if a product is developed and marketed directly by the company, we will be obligated to pay Nectid 20% of net sales (after deducting returns discounts and allowances) and/or 10% of any milestone payments received. In December 2010, we amended the acquisition agreement to provide that in the event the company sold outright any of the patents acquired from Nectid, without first undertaking any development of the patents, the proceeds from such sale would be divided, 60% to Nectid and 40% to the Protect.

On January 31, 2011, we finalized a Patent Purchase Agreement with Grünenthal GmbH, a company organized under the laws of Germany. Pursuant to the terms of that agreement, we sold to Grünenthal all of the company’s rights, title and interest in and to certain inventions described and claimed in certain patents and patent applications, including without limitation, all extensions, continuations, provisionals, derivatives and related applications thereof. The sold patents relate to Opioid Formulations and Methods of treating acute and chronic pain.

In exchange for the patents, Grünenthal paid the Company the cash consideration of $1.6 million. Pursuant to our agreement with Nectid, because the patents were sold outright without first undertaking any development of the patents, the proceeds from such sale would be divided, 60% to Nectid and 40% to Protect. Accordingly, we realized 40%, or $640,000 from the proceeds of the sale and the balance was paid to Nectid. Protect retains all other inventions, patents and technologies initially acquired from Nectid.

Current Business

As a result of the acquisition, we are proceeding with a comprehensive program to develop and commercialize the acquired drugs and related technologies. In March 2010 we relocated our principal offices to West Caldwell, New Jersey and in December 2010, relocated our offices to Princeton, New Jersey

On March 25, 2010, in order to reflect our current business our board of directors unanimously agreed to change the corporate name to Protect Pharmaceutical Corporation. The name change was approved by the written consent a majority of the outstanding shares of common stock. A Certificate of Amendment was filed with the State of Nevada on April 26, 2010 to reflect the change.

Our principal offices are currently located at 116 Village Boulevard, Suite 200, Princeton, New Jersey 08540 and our telephone number is (609) 945-1198. We also maintain a Website at http://www.protectpharm.com.

In June 2010, we filed with the SEC a registration statement on Form 10 under the Securities Exchange Act of 1934. As a result of filing the registration statement, we are obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

Protect is engaged in developing drug delivery technologies and solutions through innovative dosing and/or delivery. Using the portfolio of patents applications acquired from Nectid, Inc., our goal is to develop innovative drug delivery technologies and drugs that will improve the quality of life for people who suffer from pain. In doing so we are focusing on the research, development, and commercialization of drug delivery technologies that minimize the pharmaceutical dose, frequency, and side affects.

While the oral route is the most convenient method of drug administration, we believe there is a need to develop advances in oral drug delivery technologies that can make significant differences in (i) enhancing patient compliance, (ii) drug bioavailability, (iii) preventing abuse of prescription drugs and (iv) reducing dosages. Although there are a number of once daily drugs and a number of combination drugs on the market, we believe that there is not a single once daily combination drug approved for treating pain. Similarly, one of the significant challenges in oral drug delivery is to develop gastric retention platforms for long-term (ranging from 6 to 24 hours) delivery of drugs by oral administration. Additionally, prescription drug abuse is a major social and medical issue and efforts to develop abuse deterrent drug delivery design have met with limited success.

Management believes that the application of drug delivery platform technologies to pain drugs provides a significant business opportunity because fewer new pain drugs are being developed. Also, potential demand for pain drugs will be driven by the increasing demographic segment of elderly population who often consume pain drugs over a long period of time. Medical efforts to treat pain, known as pain management, address a large market. Clinical pain is a worldwide problem with serious health and economic consequences.

Further, although most people take medicines only for the reasons their doctors prescribe them, prescription drug abuse remains a serious problem in the United States and around the world. The major abused drugs include narcotic painkillers, sedatives and tranquilizers, and stimulants. Abuse of prescription drugs to get high has become increasingly prevalent among teens and young adults. Thus, there is a serious need to develop abuse deterrent drugs and abuse deterrent drug delivery systems that can be used to minimize prescription drug abuse.

Glossary of Terms

To better understand the information provided herein, we are including the following description of some of the terms used herein.

Fibromyalgia Syndrome (FMS): A complex, chronic condition that causes widespread pain and severe fatigue. FMS is a syndrome because it is a set of signs and symptoms that occur together, affecting muscles and their attachments to bones.

GABA Analog Therapy: y-Aminobutyric acid (GABA) is the chief inhibitory neurotransmitter in the mammalian central nervous system. It plays a role in regulating neuronal excitability throughout the nervous system. In humans, GABA is also directly responsible for the regulation of muscle tone. GABA Analogues are modulators and they include gabapentin, pregabalin that binds to a (alpha2delta) subunit of the voltage-dependent calcium channel in the central nervous system. This reduces calcium influx into the nerve terminals thereby reducing the neorpathic and other pain.

Naloxone Methiodide and Methyl Naltrexone: Methylnaltrexone (MNTX, trade name Relistor) and Naloxone Methiodide are opioid antagonists that act to reverse some of the side effects of opioid drugs (for example Tramadol) such as constipation without affecting analgesia or precipitating withdrawals.

Neuropathic Pain: Neuropathic pain results from damage to or dysfunction of the peripheral or central nervous system, rather than stimulation of pain receptors. Although neuropathic pain responds to opioids, treatment is often with adjuvant drugs such as antidepressants, anticonvulsants, baclofen and topical drugs.

Opioid: A chemical that works by binding to opioid receptors, which are found principally in the central nervous system and the gastrointestinal tract. The receptors in these organ systems mediate both the beneficial effects and the side effects of opioids.

Postherpetic Neuralgia: Postherpetic neuralgia is a kind of pain involving damage to restricted regions of the peripheral nervous system. PHN is, therefore, a type of neuropathic pain that has a regional topographic restriction. Current clinical practitioners use, among others, Pregabalin, Gabapentin, anti-depressants such as Cymbalta/Nucynta, traditional painkillers like tramadol and Oxycontin, and localized patches like lidocaine and capsaicin.

Pregabalin/Gabapentin: Analogues of γ-Aminobutyric acid (GABA), the chief inhibitory neurotransmitter in the mammalian central nervous system.

Tapentadol/Tramadol: Tapentadol and Tramadol are synthetic opioid drugs, similar to morphine and Oxycodone that occur naturally, which modulate mu-opioid and other pain receptors to reduce pain.

Technologies

The acquired patent applications enabled three key drug delivery platform technologies: Once daily (“Pro24™”), gastro-retentive (“ProRet™”) and abuse-deterrent (“ProProof™”) platform technologies. Following the sale of two patents to Grunenthal, the Company no longer owns the intellectual properties and technologies related to Once daily (“Pro24™”) platform technology. Our remaining technologies are intended to deploy these three proprietary drug delivery technologies to enable a number of new-generation drugs with enhanced clinical benefits in multiple therapeutic areas. Our primary focus is to develop novel and clinically efficient drugs for chronic and acute pain.

ProRet™: ProRet™ is a unique gastro-retentive delivery platform that we believe can formulate drugs with a narrow absorption window. We also believe that the ProRet™ gastro-retentive systems has the potential to remain in the gastric region for several hours, thus significantly prolonging the absorption window for a number of key drugs. ProRet™ system includes both prolonged resident osmotic cup and pouch based delivery of drugs over 24 hours. We believe ProRet™’s prolonged gastric formulation enabled by one of the acquired patents has the potential to improve bioavailability and solubility for drugs that are less soluble in a high pH environment. Its anticipated applications include those that require local drug delivery to the stomach and proximal small intestines. We have not conducted clinical studies or formulated the ProRet™ platform. Our expectations are premised on the patent application for the technology supported by 12 examples and accompanying dissolution studies involving seven different drugs that all are hard to formulate as gastro-retentive dosage forms.

ProProof™: We believe the ProProof™ abuse-deterrent platform, enabled by one of our acquired patents, could potentially reduce the abuse of drugs that are prone for abuse. The technology uses twin methods of efficacy enhancement and abuse neutralization to achieve its objectives. We believe ProProof™ has the potential to reduce specific forms of prescription opioid abuse and can be applied to a number of prescription drugs that are prone for abuse. We have not formulated any ProProof™ abuse deterrent drugs nor have we conducted any studies using such products. Our acquired patent application provides 13 examples of a number of abuse prone products such as morphine, oxycodone, tapentadol, hydromorphone, hydrocodone, tramadol and tapentadol. The patent application also provides some clinical data and experimental data on marketed and inventive products that we believe supports the possibility of the platform’s ability to lower the abuse of such drugs.

According to the current understanding of pain treatment methods, opioid painkillers produce their pain relieving effect by activating an inhibitory pathway in the nervous system. Inhibitory pathways inhibit the transmission of pain signals into the brain. There are reports that opioids also stimulate an excitatory pathway in the nervous system. The excitatory pathway partially counteracts pain inhibition and is believed to be a major cause of adverse side effects associated with opioid use, including the development of tolerance and addiction. At the normal clinical doses, the activation of the excitatory pathway was previously undetected probably due to masking by the inhibitory pathway. We believe that the selective blockade of the excitatory pathway promotes the pain relieving potency of opioid by blocking the excitatory pain-enhancing effect.

We believe that the excitatory pathway plays an important role in modulating the adverse side effects of opioid use and low doses and that opioid antagonists can enhance the clinical efficacy of the opioids. In the product designs enabled by the acquired patent applications, this efficacy enhancement is combined with the abuse deterrence using either the same or a different antagonist, either singly or in combination with a gelling agent or an irritating agent. The design uses activity modifiers, physical barriers to tampering, agonist-antagonist formulations and aversion agents. It is our belief that ProProof™ has the potential to reduce specific forms of prescription opioid abuse.

We believe our platform technologies enable drugs that offer enhanced pain relief either at lower dosages and or reduced tolerance/physical dependence or addiction potential as compared to many of today’s commonly prescribed opioid painkillers. If approved by the FDA, we believe our drugs could replace many commonly used opioid painkillers, diabetic neuropathic pain and fibromyalgia treatments. We also believe our drugs could be used in chronic pain cases where physicians have been reluctant to prescribe opioid painkillers due to concerns about adverse side effects or addiction.

Business Development Strategies

Our business strategy is focused on the development and commercialization of differentiated products based on our proprietary oral drug delivery technologies acquired from Nectid. We plan to combine known molecules with innovative proprietary technologies to enhance the therapeutic potential of existing medications that could possibly provide a revenue stream through licensing and royalty. Project selection is based on a clear, unmet and under-served market, large business potential and strong intellectual property protection with innovation.

After the Patent Sale Agreement with Grunenthal, we no longer own the rights to PRTT-100 as envisaged. In the near term, we intend to proceed with a comprehensive program to develop and commercialize PRTT-200 that is used for diabetic neuropathic pain, fibromyalgia, postherpetic neuralgia and epilepsy. We also have future plans to develop and commercialize once-daily opioid combinations as well as abuse-deterrent opioid combinations (PRTT-300) for moderate to severe pain.

We intend to optimize the use and value of our drug delivery technologies in three ways. First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from existing versions of the compounds upon which they are based. These unique drugs may be promoted together within a specialty pharmaceutical field, such as pain and ER specialists.

Second, we plan to out-license product candidates after we have increased their value through our formulation and clinical development efforts. Third, we plan to enter into collaborative partnerships whereby the unique capabilities of our technology can provide value to a partner's product, particularly for non-analgesic drug markets.

Our goal is to become a drug discovery company focusing on inventing and developing better drugs, initially for pain and pain related disorders like depression later for therapeutic areas, where better medication and compliance can improve the clinical benefits and quality of life. We intend to achieve this goal by:

Building Proprietary Drug Discovery and Delivery Platforms: We intend to strengthen the two drug delivery technologies; ProRet™ and ProProof™ that can be used to develop novel and efficient drugs. While we believe these platform technologies can be use to develop a new-generation of drugs with improved clinical benefits in multiple therapeutic areas, we are focusing initial resources to develop only pain drugs, more specifically PRTT-200 and PRTT-300, once daily drugs to treat moderate to severe pain, diabetic neuropathic pain and fibromyalgia. If approved by the Food and Drug Administration (“FDA”), we believe our proprietary drugs could replace certain existing pain drugs commonly used to treat moderate to severe pain, diabetic neuropathic pain and fibromyalgia.

We intend to acquire additional intellectual properties that enable us to undertake drug discovery and new chemical entity development for pain and pain related disorders.

Building a Drug Franchise in Pain Medications: We intend to develop drugs that we believe may have broad use for patients with moderate to severe pain, diabetic neuropathic pain and to treat fibromyalgia. We believe this approach may help alleviate physicians’ current tendency to under-prescribe opioid painkillers and prescribe off-label drugs for diabetic neuropathic pain and fibromyalgia

Focusing on Clinical Development and Late Stage Products: We believe that our clinical development focus will enable us to generate product revenues earlier than if we were discovering and developing new chemical entities. We also believe this focus enables us to explore a wider range of product candidates

Retaining Significant Rights: We currently retain worldwide commercialization rights to all of our technology and pain management product candidates in all markets and indications. In general, we intend to independently develop product candidates through late-stage clinical trials. As a result, we expect to capture a greater percentage of the profits from drug sales than we would if we out-licensed our drugs earlier in the development process. In market segments that require large or specialized sales forces, such as the market for opioids or diabetic neuropathic pain products, we may seek sales and marketing alliances with third parties. We believe that such alliances will enable us to deploy our resources effectively and commercialize our drugs rapidly and cost-effectively.

Using Our Technology to Develop Multiple Drugs for Both Pain and Non-Pain Indications: We are initially focusing our efforts on developing pain drugs. However, we believe our technology can be broadly applied to additional therapeutic areas enabling us to target wider and deeper business opportunities.

Outsourcing Key Functions: We intend to outsource preclinical studies, clinical trials, formulation and manufacturing. We believe outsourcing will produce significant time savings and allow for more efficient deployment of our resources. However, these development activities all require substantial expenditures and currently we do not have revenues or capital to fund these activities. We have commenced preliminary discussions with prospective investors to capitalize the company, fund the development of potential products and to license one or more products. Our ability to fund development activities depends on achieving success in either licensing or finding an industry partner, of which there can be no assurance.

Products in Development

We intend to use our proprietary technologies, ProRet™, and ProProof™ to develop novel drugs. It is our plan to develop a number of products to the proof of concept stage and then see a partner.

PRTT-200: PRTT-200 is a gastro-retentive once daily calcium channel inhibitor that we believe has the potential to treat diabetic neuropathic pain and fibromyalgia. It uses Protect’s proprietary gastro-retentive platform ProRet™ to overcome absorption window challenges. We have not conducted any clinical studies or formulated the PRTT-200.

We have not incurred any developmental costs in connection with PRTT-200 except for those associated with the patent acquisition agreement. We have not identified an external development partner that will be necessary to first formulate the product and then conduct dose ranging studies with between 40 to 50 patients. This will be followed by pivotal studies using several hundred patients to gather data sufficient for FDA submission. We estimate the costs to includes approximately $2.0 million for formulation, $2.0 million for dose ranging studies and several million dollars for pivotal studies. We expect that we will know the details of patients size and type of patients after completing formulation and dose ranging studies and then meet with the FDA officials to provide an indicative cost for pivotal studies.

If we are successful in securing adequate funding for product development, we estimate that it will take 12 to 18 months for product formulation, an additional 6 to 12 months for dosage finding studies, followed by additional 24 to 36 months of pivotal studies and 12 months of FDA review period. If product development is successful, we estimate that we could realize a revenue stream from PRTT-200 after a minimum of 50 to 60 months.

PRTT-200 is a gastro-retentive drug delivery of GABA analog and unless we are able to demonstrate that it provides better clinical benefit than the currently marketed GABA analog, product development will fail. Product development could also fail if the designed product is not retained in the stomach long enough. If the event the FDA and/or other regulators require a higher clinical efficacy bar to approve the product, our cost and time estimates may escalate significantly. Further, similar and competitive products may enter the marketplace that would limit the potential market opportunities for PRTT-200. We believe there are two competitive products currently under development. Depomed and Pfizer are developing similar products and their approval may limit the opportunities for PRTT-200.

PRTT-300: We believe that PRTT-300 could potentially be an abuse deterrent, once daily opioid combination with antagonist that could provide clinical benefits over existing opioid formulations. PRTT-300 uses Protect’s proprietary abuse deterrent platform ProProof™ design. We believe that PRTT-300 has the possibility of enhancing analgesic property by minimizing the side effects of nausea, vomiting, dizziness and head ache. We have not conducted any clinical studies or formulated the PRTT-300.

We have not incurred any developmental costs in connection with PRTT-300 except for those associated with the patent acquisition agreement. We have not identified an external development partner that will be necessary to first formulate the product and then conduct dose ranging studies with between 40 to 50 patients. This will be followed by pivotal studies using several hundred patients to gather data sufficient for FDA submission. We expect that we will have to demonstrate that the product is indeed abuse deterrent, which will require several comparative studies with normal non-abuse deterrent products currently marketed. We estimate costs to includes approximately $3.0 million for formulation, $3.0 million for dose ranging studies and several million dollars for pivotal studies. We expect that we will know details of patients size and type of patients after completing formulation and dose ranging studies and then meet with the FDA officials to provide an indicative cost for pivotal studies, which we estimate will be $10 to $15 million.

If we are successful in securing adequate funding for product development, we estimate that it will take 12 to 24 months for product formulation, an additional 12 to 24 months for dosage finding studies, followed by additional 24 to 36 months of pivotal studies and 12 months of FDA review period. If product development is successful, we estimate that we could realize a revenue stream from PRTT-300 after a minimum of 50 to 60 months. If product development is successful, we estimate that we could realize a revenue stream from PRTT-300 after a minimum of 60 to 72 months.

Unless we can demonstrate PRTT-300 is clinically non-inferior to the currently marketed products, product development will fail. Also, we must demonstrate PRTT-300 is abuse deterrent enough for regulators to approve it. PRTT-300 is an abuse deterrent delivery of an opioid and we will need to demonstrate that it provides clinical benefit that is not inferior to that from currently marketed drugs. The product may fail to meet this requirement if not delivered enough or long enough to show non-inferiority. In the event FDA and other regulators require a higher clinical efficacy bar to approve the product, our cost and time estimates may escalate significantly. We are aware that there is at least one similar approved product in the marketplace, EMBEDA® from King Pharmaceuticals, Inc. Further , similar and competitive products may enter the marketplace that would limit the potential market opportunities for PRTT-300. We believe there are several competitive products in under development including Remoxy® and Acurox from King Pharmaceuticals/ Pain Therapeutics and King/Acura Pharmaceuticals respectively, and other unknown products from Labopharm, Grünenthal, Theraquest whose product approval may also limit the our opportunities.

Other Product Candidates

We believe our acquired patent applications and technologies will enable us to preliminarily explore the possible development of other analgesic drugs that are being contemplated. It is our further belief that the following products represent reasonable potential opportunities for development. However, we are still in the early planning stage for each product and intend to proceed with development when our capital resources permit.

PRTT-400: PRTT-400 is a once daily abuse deterrent opioid formulation with a second analgesic. If successful, it would be the first once daily and first abuse deterrent combination of two or more drugs. Though there are number of once daily opioids and combinations, we are not aware of a single approved once daily combination of two analgesic drugs.

There is no assurance that we will successfully complete development of any of the above projects in the near future or than any project will result in a commercially viable product. We do not plan to conduct significant clinical activities on these projects until such time as we have additional funding to advance the projects.

Research and Development

We have not made any expenditure on research and development activities prior to acquiring the patent applications from Nectid. Because we have no research facilities and limited qualified personnel, we intend to rely on collaborative agreements with other companies to conduct our research and development activities. We intend to rely on contractual partners to formulate, test, supply, store and distribute drug supplies for our clinical trials. Presently, we have not entered into any such agreements and there is no assurance that we can secure a favorable partnership arrangement in the future.

Our near term goal is to proceed with a comprehensive program to develop and commercialize PRTT-200, with once-daily drug for diabetic neuropathic pain, fibromyalgia, postherpetic neuralgia and epilepsy. Subsequently and as capital and resources permit, we intend to develop and commercialize once-daily opioid combinations (PRTT-300) and abuse-deterrent opioid combinations for moderate to severe pain. In order to conduct our research and development activities we will have to raise capital, most likely through a private placement of our securities. We estimate that research and development expenses will be approximately $2.5 million during the next 12 months. We are currently exploring possible funding sources, but we have no assurance that we will be able to raise the necessary funds on terms favorable to the company, or at all.

Manufacturing

Presently we have no manufacturing or research and development facilities. We plan to enter into agreements and rely upon qualified third parties for the formulation and manufacture of our drugs. These supplies and the manufacturing facilities must comply with U.S. Drug Enforcement Agency (“DEA”) regulations and current good manufacturing practices enforced by the FDA and other government agencies. Drug manufacturers are subject to ongoing periodic, unannounced inspection by the FDA, the DEA and corresponding state and foreign government agencies to ensure strict compliance with good manufacturing practices and other government regulations. We plan to continue to outsource all formulation and manufacturing and related activities.

Marketing

Currently we are not engaged in the research and development of any products. We intend to rely on contractual partners to develop our potential products. When we have finalized a commercially viable product, we intend to formulate a comprehensive marketing plan.

Employees

We currently have one full-time employee, our Chief Operating Officer. We are presently considering the possibility of additional employees, but will add employees only as our business demands warrant and we have the necessary available funds. We also plan to engage consultants from time to time to perform services on a per diem or hourly basis.

We entered into employment agreements with William D. Abajian, our former President and Chief Executive Officer, and Ramesha Sesha, our current Chief Operating Officer. Mr. Abajian resigned in December 2010. Mr. Sesha’s agreement is for a term of three years and provides for an annual salary of $250,000 for the first year, $300,000 for the second year and $350,000 for the third year, subject to the company having sufficient capitalization. The agreement is subject to review and revision annually by the board of directors and may also be supplemented by bonus and/or stock options or warrants, also at the discretion of the board. The agreement also provides for customary employee benefits, insurance and expense allowance.

The company is required to provide Mr. Sesha a severance payment equal to two (2) year’s salary in the event his employment is either not renewed after the initial term or terminated afterwards by the company. The company’s commitment of severance payment if there is change of control because of an acquisition, is equal to three (3) year’s of his salary. The company is also obligated to provide Mr. Sesha with full benefits for a period of 12 months upon termination.

Pursuant to Mr. Abajian’s agreement, we issued 5.0 million shares of our common stock in consideration for services in connection with the acquisition of our patents and related technology and other services performed. His agreement was terminated with his resignation in December 2010

Intellectual Properties

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The acquired patent applications, if successfully granted, will not expire earlier than September 2028. We currently hold 4 patent applications that are summarized below.

●	Abuse Proof Delivery Systems, dated June 1, 2009
•	Novel GABA Analog Dosage Form, dated March 17, 2011
•	Tapentadol Compositions, Dated May 24, 2010
•	Novel Slow Release Tapentadol Compositions dated June 1, 2010

We plan to prosecute and defend our patent applications, issued patents and proprietary information. Our competitive position and potential future revenues will depend in large part upon our ability to protect our intellectual property from challenges and to enforce our patent rights against potential infringers. We will continue to file new patent applications based on additional developments. If competitors are able to successfully challenge the validity of our patent rights, claims, based on the existence of prior art, tests, experiments or otherwise, they would be able to market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result.

There can be no assurance that any current or future patent application will result in patents being issued, or that existing patent pending applications, or any new patents applications, if issued, will afford meaningful protection from competitors. Also, there can be no assurance that we will have the financial resources necessary to enforce any patent rights we may hold. We are not aware of any claim that our patent pending application may infringe, or will infringe any existing patent. However, in the event such a claim is made and we are unsuccessful against such claim, we may be required to obtain licenses to such other patents or proprietary technology in order to develop or market our services. There can be no assurance that we will be able to obtain such licenses on commercially reasonable terms or that the patents underlying the licenses will be valid and enforceable.

If we are unable to secure patent protection for our technology and products, current competitors and/or other businesses could duplicate the same technology, products and services in direct competition with us. Presently, we anticipate filing additional patent applications if new and/or improved product services are developed. We do not hold any registered trademarks.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities.

All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal and in some cases state statutes and regulations, also govern or impact upon the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require us to spend substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which our products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

Applicable FDA regulations treat our combination of opioid painkillers, once daily gastro-retentive drugs and once daily combination drugs as new drugs and require the filing of a New Drug Application, or NDA, and approval by the FDA prior to commercialization in the United States. Our clinical trials will seek to demonstrate that our formulations and designs produce greater beneficial effects than either drug alone or against an existing drug.

The Drug Approval Process

We will be required to complete several activities before we can market any of our drugs for human use in the United States, including:

●	preclinical studies;

●     submission to the FDA of an Investigational New Drug Application (“IND”), that is a request for authorization from the FDA to administer an investigational drug or biological product to humans, which must become effective before human clinical trials commence;

●     adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate;

●	submission to the FDA of an NDA; and

●     FDA approval of the NDA prior to any commercial sale or shipment of the drug.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice, or GLP regulations. We plan to conduct and submit the results of preclinical tests to the FDA as part of our INDs prior to commencing clinical trials. We may be required to conduct extensive toxicology studies concurrently with the clinical trials.

Based on preclinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective if not rejected by the FDA within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. All clinical trials must be conducted in accordance with good clinical practice, or GCP, regulations. In addition, an Institutional Review Board, or IRB, generally comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the IND. The IRB also continues to monitor the study. We must submit progress reports detailing the results of the clinical trials to the FDA at least annually. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

Clinical trials are typically conducted in three sequential phases that may overlap. Phase I tests typically take approximately one year to complete. The tests study a drug’s safety profile, and may include the safe dosage range. Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action. In addition, we may, to the extent feasible, assess pain relief in our Phase I trials. In Phase II clinical trials, controlled studies are conducted on volunteer patients with the targeted disease or condition. The primary purpose of these tests is to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects. These studies may be conducted concurrently with Phase I clinical trials. In addition, Phase I/II clinical trials may be conducted to evaluate not only the efficacy of the drug on the patient population, but also its safety. During Phase III clinical trials, the drug is studied in an expanded patient population and in multiple sites. Physicians monitor the patients to determine efficacy and to observe and report any reactions that may result from long-term or expanded use of the drug.

The FDA publishes industry guidelines specifically for the clinical evaluation of painkillers. We rely in part on these guidelines to design a clinical strategy for the approval of each of our product candidates. In particular, FDA guidelines recommend that we demonstrate efficacy of our new pain drugs in more than one clinical model of pain. Acceptable clinical models of pain include different neuropathic pains, fibromyalgia, post-operative pain, and various types of trauma and arthritis pain. Since models differ in their pain intensity and their sensitivity to detect pain, we expect to complete several Phase II studies in multiple clinical models of pain. Upon a clear demonstration of the safety and efficacy of painkillers in multiple clinical models of pain, the FDA has historically approved painkillers with broad indications. Such general purpose labeling often takes the form of “for the management of moderate to severe pain.”

We plan to outsource the formulation and clinical development of all of our products. We may not successfully complete Phase I, Phase II or Phase III testing within any specified time period, or at all, with respect to any of our product candidates. Furthermore, we or the FDA may suspend clinical trials at any time in response to concerns that participants are exposed to an unacceptable health risk

After the completion of clinical trials, if there is substantial evidence that the drug is safe and effective, an NDA is filed with the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials. NDAs are often over 100,000 pages in length.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting a NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has 365 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved.

The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter, or an approvable letter which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional post marketing studies, or Phase IV studies, to evaluate long-term effects of the approved drug.

Other Regulatory Requirements

The FDA mandates that drugs be manufactured in conformity with current GMPs. If the FDA approves any of our product candidates, we will be subject to requirements for labeling, advertising, record keeping and adverse experience reporting. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions or civil or criminal sanctions. We may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, and import, export, and customs regulations. In addition, any of our products that contain narcotics will be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescribing procedures. It is possible that any portion of the regulatory framework under which we operate may change and that such change could have a negative impact on our current and anticipated operations.

The Controlled Substances Act imposes various registrations, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is, its actual or potential abuse profile. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Any of our product candidates that contain a scheduled substance will be subject to regulation by the DEA.

Competition

Our future success will depend, in part, upon our ability to develop products and achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary pain drugs and novel formulations include, but are not limited to, Pfizer, Depomed, Pain Therapeutics, Roxane Laboratories, Purdue Pharma, Grünenthal, Janssen Pharmaceutica, Abbott Laboratories, Cephalon, Endo Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. Alternative technologies are being developed to increase opioid potency, as well as alternatives to GABA Analog therapy for pain management, several of which are in clinical trials or are awaiting approval from the FDA.

We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have pain products, such as opioids and GABA analogs and SNRIs already approved by the FDA or in development and operate larger research and development programs in these fields than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have substantially greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs;

●	undertaking preclinical testing and human clinical trials;

●	obtaining FDA and other regulatory approvals of drugs;

●	formulating and manufacturing drugs; and

●	launching, marketing, distributing and selling drugs.

Developments by competitors may render our product candidates or technologies obsolete or non-competitive. Alternatively, competitors may challenge our patents and prevail in a court of law rendering our products, even if they are successfully developed, tested and approved, unmarketable.

Facilities

Our principal offices are located at 116 Village Boulevard, Suite 200, Princeton, New Jersey 08540. Because we anticipate that our products will be developed by contract manufacturers, we will not initially require production or research space. Management believes that the current facilities are adequate for the immediate future.

Industry Segments

No information is presented regarding industry segments. We are presently engaged in the development of certain patents and technology related to drug delivery technologies and drugs. We have no current plans to participate in another business or industry. Reference is made to the statements of income in our financial statements included herein for a report of our operating history for the past two fiscal years.

Item 1A.   Risk Factors.

You should carefully consider the risks and uncertainties described below and other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

Risk Factors Related to Our Business

Our auditors have expressed a going concern opinion.

Our independent auditors include a statement in their report to our financial statements that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern. Note 3 to the financial statements states that we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover operating costs and allow us to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a limited operating history and have not recorded revenues or profits since inception. Continuing losses may exhaust capital resources and force us to discontinue operations.

Although the company was formed in 1983, we have had only limited operations and no significant revenues since inception. We are considered a development stage company, which are considered inherently more risky than established companies. Because we have no earnings history and there is no assurance that we will realize future revenues, there is doubt as whether we will ever achieve profitability. If we are unsuccessful in the development and commercialization of differentiated products based on our proprietary oral drug delivery technologies, the substantial negative effect on our business would be substantial and our future would be questionable.

The success of future operations depends on our ability to develop our patent applications and technology and generate revenues from the commercialization of products developed there from, which may be subject to many factors.

Our operations to date have been limited to acquiring the patent applications and organizing and staffing our company. Although we did sell a portion of our patent applications for cash, we have not yet demonstrated the ability to formulate and manufacture commercially viable products, obtain regulatory approval or organize sales and marketing activities. There can be no assurance that we will be able to develop commercially viable products from our patents and technology, or that we will realize material revenues or achieve profitability in the foreseeable future. The potential to generate revenues and profits from our business depends on many factors, including, but not limited to the following:

●     our ability to secure adequate funding to complete development of our patents and technology into commercially viable products and to mark///et those products;

●	our ability to obtain regulatory approval of our products;

●	the cost and expenses associated with developing products and gaining regulatory approvals;

●     the size and timing of future customer orders, product delivery and customer acceptance, if required;

●     the costs of maintaining and expanding operations;

●     our ability to compete with existing and new entities that offer the same or similar products and services; and

●     our ability to attract and retain a qualified work force as business warrants.

There can be no assurance that we will be able to achieve any of the foregoing factors or realize profitability in the immediate future, or at any time.

If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, our regulatory submissions and product introductions will be materially and negatively affected.

We will depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials under agreements with us. Presently, we do not have any definitive agreements for the performance of these duties. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed.

Our collaborators may also have relationships with other commercial entities, some of which may compete with us. If outside collaborators assist our competitors to our detriment, the approval of our regulatory submissions will be delayed and future sales from our products will be less than expected.

If we are unable to design, conduct and complete clinical trials successfully, we will not be able to submit a new drug application to the FDA.

In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application that demonstrates the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

We have acquired patent applications that potentially enable several drug candidates. We are currently seeking capital to complete technology optimization for clinical development. If we are successful in securing the requisite funding to develop the products, we believe that we can complete technology development, production of clinical supplies and patient enrollment for PRTT-100, PRTT-200 and PRTT-300 during the current fiscal year and early next year. If clinical data from the studies does not support our hypothesis, we may also elect to discontinue further development of drug candidates that use our technology.

Product development and clinical trials are very expensive. They are difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. Furthermore, if we or the FDA believe that production process may not be safe, or the participating patients are being exposed to unacceptable health risks, we will have to suspend development and or clinical trials. Failure can occur at any stage of the development and clinical trials, and we could encounter problems that cause us to abandon development and clinical trials or to repeat formulations and or clinical studies.

Success in early trials may not predict success of future trials.

Success in formulation, manufacturing and pre-clinical testing and early clinical trials does not ensure that products will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing.

Even if formulation, manufacturing and clinical trials are completed as planned, their results may not support our product claims. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Such failure would cause us to abandon a product candidate and could delay development of other product candidates.

Developments by competitors may establish standards of care that affect our ability to conduct our clinical trials as planned.

Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare our drug to a placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a trial could increase and have a negative affect on our financial condition

If we fail to obtain necessary regulatory approvals, we will not be allowed to commercialize our drugs and we will not generate revenues.

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product candidate, and requires the expenditure of substantial resources for research and development and testing. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses. The FDA may require us to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

●      delay commercialization of, and product revenues from, our product candidates;

●      impose costly procedures on us; and

●	diminish the competitive advantages that we would otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately deny one or more of our NDAs, and we may never obtain regulatory approval for any of our product candidates. If we fail to achieve regulatory approval of any of our leading product candidates we will have fewer saleable products and corresponding product revenues. Even if we receive regulatory approval of our products, such approval may involve limitations on the indicated uses or marketing claims we may make for our products. Further, later discovery of previously unknown problems could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform post-approval studies, for which we would have to expend additional resources, which could have an adverse effect on our operating results and financial condition.

In foreign jurisdictions, we must receive marketing authorizations from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the aforementioned requirements and risks associated with FDA approval.

We risk losing the rights to commercialize the acquired patent applications if milestones are not attained in a timely manner.

The patent acquisition agreement with Nectid requires Protect to meet certain developmental milestones in a timely manner. Under the terms of the agreement, we are required to (i) file an IND application for at least one product within two years of closing of the agreement, (ii) initiate clinical studies for at least one product within three years of closing, and (iii) commercialize at least one product within five years of closing. If we fail to meet these developmental milestones, we could lose the rights to commercialize the acquired patent applications. This failure would have a negative material impact on our business, including the loss of all investments made in the patent applications and projects, the loss of any possible future revenues, and the ability to continue as a viable, ongoing entity unless we have been able to develop alternative products or technologies.

Government agencies may establish and promulgate guidelines that directly apply to us and our products that may affect the use of our drugs.

Government agencies, professional societies, and other groups may establish guidelines that apply to our drugs. These guidelines could address such matters as usage and dose, among other factors. Application of such guidelines could mitigate the use of our drugs.

If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.

Even if we are successful in successfully formulating, manufacturing and testing our drugs and if FDA approves the drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

●      perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

●	cost-effectiveness of our drugs relative to competing products;

●      availability of reimbursement for our products from government or healthcare payers; and

●      effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

We expect to rely on sales generated by our current lead product candidates for substantially all of our product revenues for the foreseeable future. However, we have not performed a feasibility study related to the potential market of our proprietary oral drug delivery technologies, nor have we commissioned anyone else to do so. Because there has not been a market analysis made, we have no evidence to support the potential demand for our future products. Failure of our products and services to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition and results of operations and market penetration.

We plan to rely on third party commercial drug manufacturers that could fail to devote sufficient time and resources to our concerns resulting in delayed product introductions and higher costs than expected.

The company has no prior experience or track record in developing or manufacturing drugs. We lack the resources and expertise to formulate, manufacture or test the technical performance of our product candidates. We intend to rely on a very limited number of company personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. If these manufacturers fail to devote sufficient time and resource to our product candidates, or if their performance is substandard, our clinical trials and product introduction would be adversely affected. Drug manufacturers are subject to ongoing periodic, unannounced inspection by the FDA, the DEA and corresponding state and foreign government agencies to ensure strict compliance with good manufacturing practice, other government regulations and corresponding foreign standards. We have no control over third-party manufacturers’ compliance with these regulations and standards.

The use of alternate manufacturers may be difficult because of the limited number of potential manufacturers that have the necessary governmental licenses to produce narcotic products.

The FDA must approve any alternative manufacturer of our product before we may use them to produce our supplies and products. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. If any third party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such innovation.

Our collaborative agreements may not succeed or may give rise to disputes over intellectual property.

Our strategy to focus on drug discovery of novel drugs discovered by third parties requires us to enter into collaborative agreements from time to time. Collaborative agreements are generally complex and contain provisions that could give rise to legal disputes. Such disputes can delay the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Collaborative agreements often take longer to conclude and may be more expensive than originally expected. Other factors relating to collaborative agreements may adversely affect the success of our potential products, including:

●      the development of parallel products by our collaborators or by a competitor;

●      arrangements with collaborative partners that limit or preclude us from developing certain products or technologies;

●      premature termination of a collaborative agreement; or

●      failure by a collaborative partner to devote sufficient resources to the development of our potential products.

If we are unable to develop our own sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, our product revenues could be adversely affected.

We currently have no sales, marketing or distribution capabilities. In order to commercialize our products, if any are approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us. If we decide to commercialize any of our drugs ourselves, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new drugs and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

If we decide to enter into co-promotion or other licensing arrangements with third parties, we may be unable to locate acceptable collaborators because the significant number of recent business combinations among pharmaceutical companies has resulted in a reduced number of potential future collaborators. Even if we are able to identify one or more acceptable collaborators, we may not be able to enter into any collaborative arrangements on favorable terms, or at all.

In addition, due to the nature of the market for pain management products, it may be necessary for us to license all, or substantially all of our product candidates to a single collaborator, thereby eliminating our opportunity to commercialize other pain management products independently. If we enter into any collaborative arrangements, our product revenues are likely to be lower than if we marketed and sold our products ourselves.

Any revenues we receive will depend upon the collaborators’ efforts, which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, further business combinations or other factors outside of our control. Depending upon the terms of our collaboration, the remedies we have against an under-performing collaborator may be limited. If we were to terminate the relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, or at all.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If our products receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products are unable to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete for market share against fully integrated pharmaceutical companies or other companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have opioid painkillers already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

●      developing drugs;

●      undertaking preclinical testing and human clinical trials;

●      obtaining FDA and other regulatory approvals of drugs;

●      formulating and manufacturing drugs; and

●      launching, marketing, distributing and selling drugs.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Alternative technologies, drugs and products are being developed by other companies to improve or replace the use of opioids and calcium channel inhibitors and for pain management, several of which are in clinical trials or are awaiting approval from the FDA. In addition, companies that sell generic opioid and calcium channel inhibitors, such as gabapentin, represent substantial competition. Most of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and partners for acquisitions, joint ventures or other collaborations.

If we are unable to protect our intellectual property our competitors could develop and market products with similar features that may reduce demand for our products.

Our future success, competitive position and potential revenues will depend in part on our ability to protect our intellectual property. If either we, or our other collaborators fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar products independently or otherwise obtain and use information that we regard as proprietary. Policing the unauthorized use of our technology and products will be difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others.

We intend to file additional patent applications relating to our technology, products and processes. We may direct Nectid, Inc. or our collaborators to file additional patent applications relating to the licensed technology or we may do so ourselves. However, our competitors may challenge, invalidate or circumvent any of our current or future patents. These patents may also fail to provide us with meaningful competitive advantages.

We may become involved in expensive litigation or other legal proceedings related to our existing intellectual property rights, including patents.

We expect to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information or be issued patents that may prevent the sale of our products or know-how, or require us to license such information and pay significant fees or royalties in order to produce our products.

Our technology could infringe upon claims of patents owned by others. If we were found to be infringing on a patent held by another, we might have to seek a license to use the patented technology. In that case, we might not be able to obtain such a license on terms acceptable to us, or at all. If a legal action were to be brought against us or our licensors, we could incur substantial defense costs and any such action might not be resolved in our favor. If such a dispute were to be resolved against us, we could have to pay the other party large sums of money and our use of our technology and the testing, manufacture, marketing or sale of one or more of our proposed products could be restricted or prohibited.

The DEA limits the availability of the active ingredients in our current product candidates and, as a result, our quota may not be sufficient to complete clinical trials, meet commercial demand or may result in clinical delays.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in some of our current product candidates, including Tramadol, Tapentadol, or Morphine, Oxycodeine are listed by the DEA as Schedule II or III substances under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used for our drug formulation and formulated drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Conducting clinical trials of our product candidates exposes us to expensive product liability claims and we may not be able to obtain or maintain product liability insurance on reasonable terms or at all.

The risk of product liability is inherent in the testing of medical products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products. We currently do not carry clinical trial insurance or product liability insurance. We may not be able to obtain such insurance at a reasonable cost, if at all. If our agreements with any future corporate collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

Our ability to generate product revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from healthcare payers.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

●      government and health administration authorities;

●      private health maintenance organizations and health insurers; and

●      other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, health maintenance organizations and managed care organizations, are challenging prices charged for medical products and services and/or are seeking pharmacoeconomic data to justify formulary acceptance and reimbursement practices. Government and other healthcare payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has or has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, market acceptance could be limited.

Law enforcement concerns over diversion of opioids and social issues around abuse of opioids may make the regulatory approval process very difficult for our drug candidates.

Media stories regarding the diversion of opioids and other controlled substances are commonplace. Law enforcement agencies or regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may adversely affect the regulatory approval process for our drug candidates.

If we cannot raise adequate capital on acceptable terms, we may be unable to complete planned formulation, manufacturing and additional clinical trials of any or some of our product candidates.

We plan to fund our near term operations with proceeds from the sale of equity or debt securities, either privately or publicly. No assurance can be made that such financing will be available on acceptable terms, or at all. Debt financing could be in the form of a loan from an individual or financial institution. Such loans could put us at risk for amounts greater than our assets and, if such loan is not promptly repaid, could result in bankruptcy. In such case, our common stock would most likely become worthless. Equity financing could take the form of either a private placement or a secondary public offering. Even if we succeed in selling additional equity or debt securities, existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders.

If we do not succeed in raising additional funds, we may be unable to complete formulations, conduct the planned clinical trials or obtain FDA approval of our product candidates. In that event we could be forced to discontinue product development, reduce sales and marketing efforts and forego attractive business opportunities.

Because we are preparing to develop and market new products and we are significantly smaller than the majority of our competitors, we may lack the financial resources required to capture a significant market share.

The future market for our drugs derived from our technology will be highly competitive and rapidly changing. We are significantly smaller than most of our competitors and face such competition on a local, regional and international basis. If we compete for the same geographical markets, our competitors’ financial strength could prevent us from capturing those markets. Additional new competitors may enter the market and competition may intensify. Our inability to successfully compete with companies offering similar products will have a material, negative impact on our results of operations.

Our future success depends on retaining existing key employees and hiring and assimilating new key employees.

In order to achieve success, we must retain our current Chief Operating Officer and also be able to attract new, qualified personnel as needed. We anticipate securing key employees by using employment contracts. Our ability to attract and retain key personnel is influenced by a variety of factors, including compensation, which could be adversely affected by our financial or market performance. It would be difficult for us to replace key individuals. Additionally, as we grow we will need to hire additional qualified key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

Competition for qualified personnel in the pharmaceutical industry is intense. We will compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions, however there is no assurance that our search will be successful. Attracting and retaining qualified personnel will be critical to our success.

As a reporting company under the Securities Exchange Act of 1934, our cost of doing business will increase significantly because of necessary expenses, including compliance with SEC reporting requirements.

Pursuant to the regulations under the Exchange Act, we will incur significant legal, accounting and other expenses to comply with certain SEC requirements, in particular, the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley and other rules implemented by the SEC, require management to assess its internal controls over financial reporting and require auditors to attest to that assessment. Current regulations require us to include this assessment and attestation in our annual report on Form 10-K.

Management will need to invest significant time and energy to stay current with the requisite reporting responsibilities of the Exchange Act, which will limit their time they can apply to other tasks associated with operating company business. Management estimates that compliance with the Exchange Act reporting requirements will cost in excess of $35,000 annually. This is in addition to other costs of doing business. It is important that we maintain adequate cash flow, not only to operate our business, but also to pay the legal and accounting costs associated with reporting requirements. If we fail to pay these costs as such costs are incurred, we could become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market, if one should develop. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Risks Relating to Ownership of Our Common Stock

There is a limited public trading market for our common stock.

Our common stock is currently traded in the over-the-counter market and included on the OTCQB under the trading symbol “PRTT”. Inclusion on the OTCQB permits price quotations for our shares to be published by that service. However, we do not anticipate a substantial public trading market in our shares in the immediate future. There are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.

Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby. In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares would be jeopardized.

A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

The stock price of our common stock in the public market may be volatile and subject to numerous factors.

There can be no assurance that active trading market for the shares will develop. Accordingly, it could be difficult for holders of our common stock to liquidate their shares. Any trading market for our shares will most likely be very volatile and subject to numerous factors, many beyond our control. Some of the factors that may influence the price of our shares are:

●	our ability to develop our patents and technology into commercially viable products;

●      our ability to achieve and maintain profitability;

●      changes in earnings estimates and recommendations by financial analysts;

●      actual or anticipated variations in our quarterly and annual results of operations;

●      changes in market valuations of similar companies;

●      announcements by us or our competitors of significant contracts, new products or drugs, acquisitions, commercial relationships, joint ventures or capital commitments; and

●      general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

Future operating results are difficult to predict.

We may experience significant quarter-to-quarter fluctuations in revenues and net income (loss). Initially, we will be dependent on securing funding to complete development of our proprietary oral drug delivery technologies. Thus, we believe that quarter-to-quarter comparisons of our historical operating results will not be a good indication of future performance. It is likely that in some future quarter, operating results may fall below expectations of securities analysts and investors, which would have negative impact on the price of our common stock.

Effective voting control of our company is held by directors and certain principal stockholders.

Approximately 98% of our outstanding shares of common stock are held by our director and a small number of principal stockholders. These persons have the ability to exert significant control in matters requiring a stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of acquisitions, mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future, which could make our stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for operation and business development and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

Trading of our shares in the public market may be subject to certain "penny stock” regulation which could have a negative effect on the price of our shares in the public market.

Public trading of our common stock, whether on the Pink Sheets or the OTCBB, if accepted, may be subject to certain regulations commonly referred to as penny stock rules. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to make a special suitability determination for purchasers of penny stocks and to receive the purchaser's prior written consent to the transaction. A broker-dealer may also be required to deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the price at which our shares trade. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline.

We currently have outstanding 43,368,012 shares of common stock, of which 42,835,192 shares are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. Sales of a substantial number of these shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Cautionary Statement Concerning Forward-Looking Information

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including those risks discussed in the “Risk Factors” section above. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1B.    Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

We do not own any real property.  We currently rent office space that serves as our principal place of business located at 116 Village Boulevard, Suite 200, Princeton, New Jersey 08540.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB under the symbol PRTT. There is currently a limited public trading market for our shares and there has been only sporadic trades. The last reported trade on January 26, 2011 was $1.01. Accordingly, we are not including a historical trading table.

As of the date hereof there are approximately 55 stockholders of record of our common stock.

Secondary trading of our shares may be subject to certain state imposed restrictions. Except for the OTCQB, we have no immediate plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Recent Issuances of Securities

Upon the acquisition of patent applications from Nectid in February 2010 we issued 5 million shares of our authorized, but previously unissued common stock to Ramesha Sesha pursuant to the terms of the acquisition agreement. In May 2010, we issued 5 million shares of our common stock to William D. Abajian pursuant tot he terms of his employment agreement. Also in May 2010, we issued 40,000 shares to two new directors (20,000 shares each), and an aggregate of 165,000 shares to two persons for services. Of the shares issued for services, 150,000 shares were issued to our special legal counsel in consideration of past legal services performed and for ongoing corporate and securities matters. The remaining 15,000 shares were issued to an individual for consulting services related to public and investor relations. All of the aforementioned shares were all issued pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

Penny Stock Rule

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our common stock most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●      registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●      authorized for quotation on The Nasdaq Stock Market;

●      issued by a registered investment company;

●      excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●      exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors are subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

Rule 144 is the common means for a stockholder to resell restricted securities and for an affiliate to sell securities, either restricted or non restricted (control) shares. Rule 144 was amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●       the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●      1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

An important exception to the above described availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

●      has ceased to be a shell company;

●      is subject to the Exchange Act reporting obligations;

●      has filed all required Exchange Act reports during the preceding twelve months; and

●      at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

Because we were considered a shell company prior to our acquisition of patent applications, in February 2010, Rule 144 will not be available to our stockholders until one year after the filing or our registration statement on Form 10 in June 2010. Thus, commencing on June 9, 2011, our stockholders will be able to avail themselves to the provisions of Rule 144.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

We are considered a development stage company with no current revenues. We do not expect to realize revenues until we are successful in developing, achieving approval and marketing one or more of our drug delivery technologies or solutions. We anticipate that in the near term, ongoing expenses, including the costs associated with the preparation and filing reports with the SEC, will be paid for by advances from stockholders or from the private sale of securities, either debt or equity. However, there is no assurance that we will be able to realize such funds on terms favorable to us, or at all.

Results of Operations

We did not realize revenues for the years ended December 31, 2010 and 2009. Our only expenses recorded in 2009 were $2,150 in general and administrative expenses. As a result of our acquisition of patent applications in 2010, our total expenses increased to $7,026,356 for 2010. This consisted of $1,253,020 for research and development related to the acquisition of patent applications for stock and other research and development expenses, executive compensation of $5,309,100 related to the issuance of stock for services, and general and administrative expenses of $392,578, primarily in stock for professional and consulting services. This resulted in a net loss of $7,026,356 ($0.17 per share) for the year ended December 31, 2010, compared to a net loss of $2,150 ($0.00 per share) for the year ended December 31, 2009.

Liquidity and Capital Resources

Total assets at December 31, 2010 were $-0- due to the acquisition of the patent applications in March 2010 being treated as an expense. Total assets were also $-0- at fiscal year end December 31, 2009. Total liabilities at December 31, 2010 were $459,203, primarily consisting of $84,545 in accounts payable, $150,000 in accounts payable – related parties due to advances from a stockholder, and $224,658 in accrued officer salaries. At December 31, 2009, total liabilities were $5,231 consisting of $3,500 in accounts payable and $1,731 in accounts payable-related party.

Because currently we have no revenues, our only cash reserves are the result of the sale of patent applications in January 2011, for the immediate future we will have to rely on our directors and/or stockholders to pay expenses or raise funds through the private placement of securities. As of December 31, 2010, the Company has no cash reserves. There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs. At December 31, 2010, we had stockholders’ deficit of $459,203 compared to a stockholders’ deficit of $5,231 at December 31, 2009. The increased deficit is primarily due to the increase in related party payables and accrued officer salaries during 2010.

Plan of Operation

Protect Pharmaceutical is developing new generation drug delivery technologies that enable products with improved clinical benefits. We believe our drugs will offer enhanced pain relief and reduced tolerance/physical dependence, reduced addiction potential and side effects compared to existing neuropathic and fibromyalgia drugs and opioid painkillers. We will conduct our research and development through collaborative programs. We anticipate relying on arrangements with third party drug developers such as contract research organizations and clinical research sites for a significant portion of our product development efforts.

We acquired a portfolio of patent applications in 2010, although we are yet to formulate products or receive approvals from regulatory agencies or generate any revenues from product sales. We have not been profitable since our inception through December 31, 2010.

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

Management estimates that our research and development expenses for the next 12 months will be approximately $2.5 million, primarily for research and pilot studies. We also estimate that other expenses, including personnel, general and administrative and miscellaneous expenses could be as much as $1.5 million during the same time period. Because we currently have no revenues, most likely the only source of funding these expenses will be through he private sale of our securities, either equity or debt. We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time. If we are unable to raise the necessary funding, our research and development plans will be delayed indefinitely. There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all.

Net Operating Loss

We have accumulated approximately $471,011 of net operating loss carryforwards as of December 31, 2010. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2011 through 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2010 and 2009 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. We do not expect the provisions of ASU 2010-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. We do not expect the provisions of ASU 2010-01 to have a material effect on our financial position, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. We will reexamine the impacts of the provisions of ASU 2009-14 and its potential effect on our financial position, results of operations or cash flows when we begin to realize income.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the provisions of ASU 2009-13 to have a material effect on our financial position, results of operations or cash flows of the company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. We not expect the provisions of ASU 2009-12 to have a material effect on our financial position, results of operations or cash flows.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the company (share lender) and an investment bank (share borrower) that allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15,2009. We do not expect the provisions of EITF 09-1 to have a material effect on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

This item is not required for a smaller reporting company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T)	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our principal executive officer and financial officer concluded that as of December 31, 2010, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

●      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●      provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations; and

●      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

Management has concluded that controls over both disclosure controls and financial reporting controls are ineffective due to material weaknesses in maintaining sufficient segregation of duties. Due our size and limited resources, we are unable at this time to implement and maintain proper segregation of duties.

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the company are as follows:

Name	Age	Position
Ramesha Sesha	46	Chief Operating Officer, Chief Scientific Officer, Secretary and Director

William D. Abajian became a director in February 2010 and serves as our President, Chief Executive Officer and Treasurer until his resignation in December 2010. Anna E. Gluskin became a director in March 2010 and resigned in September 2010. Gerald Bernstein, MD became a director in May 2010 and resigned in December 2010.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the board of directors or any committee thereof. However, two former outside directors, Anna E. Gluskin and Dr. Gerald Bernstein each received 20,000 shares of our common stock upon becoming a director. The shares were issued as of May 28, 2010. Directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. However, directors may defer expenses and/or take payment in shares of Protect common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board and each executive officer serves at the discretion of the board. Presently we do not have any standing committees.

No director, officer or affiliate has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

The following sets forth the business experience of our director, including specific qualifications to serve as director in light of our business:

Ramesha Sesha has been a director and Chief Operating Officer and Secretary since March 2010. Mr. Sesha has over 15 years experience in both the brand and generic pharmaceutical industry. In November 2007, he founded Nectid Inc, a privately held, Princeton based pharmaceutical research and development firm. Nectid successfully outsourced the development of three platform technologies and a portfolio of combination and slow release drugs in diabetes and pain therapeutic area. Mr. Sesha continues to be the honorary President of Nectid. From 2001 to October 2007, Mr. Sesha was the Senior Vice President of Intellectual Property and Regulatory Submission at Wockhardt Limited in Bedminster, New Jersey, a generic pharmaceutical company. Mr. Sesha is a qualified Organic Chemist and holds a Ph. D, Degree to be conferred (1984 – 1987) and a Masters of Science in 1984 from the University of Mysore, Mysore, India, with a focus on organic chemistry. Mr. Sesha’s appointment as a director is based on being the inventor of the acquired patent applications and his knowledge, skills and ability to further develop the technology into viable products.

Committees of the Board of Directors

Currently we do not have any standing committees of the board of directors. Until such time as formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal audit committee.

Code of Ethics

We have not adopted a Code of Ethics and Business Conduct applicable to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We anticipate that we will adopt a Code of Ethics during fiscal 2011

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that no reports were filed during the fiscal year 2009.

Item 11.	Executive Compensation.

Under the terms of Mr. Sesha’s employment agreement, he is to receive an annual salary of $250,000 per year for his services as Chief Operating Officer. No salary was paid to him during 2010. We expect to pay Mr. Sesha’s regular salary during 2011 plus we have recorded an accrued salary of $224,658 as of December 31, 2010. The accrued salary may also be settled through stock allotment in lieu of cash compensation.

Upon finalizing our patent acquisition agreement in 2010, we issued 5,000,000 shares of our common stock to our former President and Chief Executive Officer, William Abajian, in consideration for services in connection with the acquisition of our patents and related technology and other services performed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock by:

●      each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●      each of our directors;

●      our executive officers; and

●      by all directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 43,368,012 shares of common stock outstanding as of March 29, 2011. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable. The address of each person listed below, unless otherwise indicated, is c/o Protect Pharmaceutical Corporation, 116 Village Boulevard, Suite 200, Princeton, New Jersey 08540.

Name and Address	Amount and Nature of		Percent
of Beneficial Owner	Beneficial Ownership		of Class(1)
Directors and Executive Officers
Ramesha Sesha (2)	5,000,000	(2)	11.5%
5% Stockholders
Nectid Inc.(3)	5,000,000		11.5%
116, Village Boulevard
Princeton, NJ 0854
Edward F. Cowle	8,250,000		19.0%
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
GBB Limited (4)
c/o Lion Corporate Services	15,000,000		34.6%
Cumberland House
#27 Cumberland Street / Box N-10818
Nassau, New Providence
Geoff Williams	2,785,556		6.4%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
H. Deworth Williams	6,562,556		15.1%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
William D. Abajian	5,000,000		11.5%
All directors and officers	5,000,000		11.5%
a group (1 person) (5)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 43,368,012 shares of common stock outstanding on March 29, 2011.
(2)	These 5,000,000 shares are held by Nectid, Inc., of which Mr. Sesha is the principal owner, and the shares are depicted below in the name of Nectid, Inc.
(3)
Nectid Inc. is a Delaware corporation with offices in Princeton, New Jersey and principally owed by Ramesha Sesha, our director and Chief Operating Officer who has voting control and investment power over the shares.

(4)	GBB Limited is a Bahamian corporation entity principally controlled by Barry Herman, who has voting control and investment power over the shares.
(5)	Includes 5,000,000 shares held in the name of Nectid Inc., that is controlled by Ramesha Sesha, our director and Chief Operation Officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of the company’s last fiscal year, to the best knowledge of the company there was no person who had or has a direct or indirect material interest in any transaction, or proposed transaction to which the company was or is a party, except as follows.

Our current Chief Operating Officer and director, Ramesha Sesha, was the founder, principal owner and President of Nectid, Inc. from which we acquired our patent applications on February 12, 2010. Mr. Sesha is the inventor of all of the acquired patent applications and joined Protect as our Chief Operating Officer and Chief Scientific Officer in March 2010 following the acquisitions. Prior to finalizing the patent acquisition agreement, Mr. Sesha was not a stockholder or otherwise an affiliate of Protect.

Under the terms of the patent acquisition agreement, Nectid received 7,000,000 shares of Protect common stock, 5,000,000 shares issued at the closing and an additional 2,000,000 shares to be issued upon Protect realizing financing of $2.0 million. The 5,000,000 shares were valued at $0.25 per share, or an aggregate of $1,250,000.

On January 31, 2011, we finalized a Patent Purchase Agreement with Grünenthal GmbH, whereby we sold to Grünenthal certain inventions described and claimed in certain patents and patent applications for cash consideration of $1.6 million. Pursuant to our agreement with Nectid, because the patents were sold outright without first undertaking any development of the patents, the proceeds from such sale were divided, 60% ($960,000) to Nectid and 40% ($640,000) to Protect. We did retain all other inventions, patents and technologies initially acquired from Nectid.

Our Chief Operating Officer, Ramesha, Sesha, is also the principal owner of Nectid. We have not established a formal policy to govern potential related party transaction. The transaction with Grünenthal was created in good faith by the company and the division of proceeds were dictated by our agreement with Nectid, from whom we originally acquired the subject patents.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Sadler, Gibb & Associates, L.L.C., for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2010 and 2009 were $4,500, and $2,500, respectively.

Audit Related Fees

For the year ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by Sadler, Gibb & Associates, L.L.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2010 and 2009, no fees were billed by Sadler, Gibb & Associates, L.L.C. for tax compliance, tax advice and tax planning.

We do not use Sadler, Gibb & Associates, L.L.C. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Sadler, Gibb & Associates, L.L.C. to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Sadler, Gibb & Associates, L.L.C. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Sadler, Gibb & Associates, L.L.C.’s independence.

PART  1V

Item 15.	Exhibits, Financial Statement Schedules

(a)        Exhibits

Exhibit No.	Exhibit Name
2.1*	Patent Acquisition Agreement
2.2*	Patent Portfolio
3.1*	Articles of Incorporation
3.2*	Certificate of Amendment - Capitalization Change
3.3*	Certificate of Amendment - Name Change 2006
3.4*	Certificate of Amendment - Name Change 2010
3.5*	By-Laws
4.1*	Instrument defining rights of holders – Specimen Stock Certificate
10.1*	Employment Agreement – Ramesha Sesha
10.2**	Employment Agreement – William D. Abajian
10.3***	Patent Purchase Agreement with Grünenthal GmbH
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as exhibit to Form 10 filed June 8, 2010.
**	Previously filed as exhibit to Amendment No.1 Form 10 filed July 21, 2010.
***	Previously files as exhibit to Form 8-K filed on February 4, 2011.

PROTECT PHARMACEUTICAL CORP

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

For The Years Ended December 31, 2010 and 2009

PROTECT PHARMACEUTICAL CORPORATION

TABLE OF CONTENTS

Page

Audit Report of Independent Accountants	39

Balance Sheets – December 31, 2010 and 2009	40

Statements of Operations for the Years Ended December 31, 2010 and 2009
and from inception on August 5, 1987 to December 31, 2010	41

Statements of Stockholder’s Equity (Deficit) from Inception on
August 5, 1987 through December 31, 2010	42

Statements of Cash Flows from Inception on August 5, 1987 through
the Years Ended December 31, 2010 and 2009	46

Notes to Consolidated Financial Statements	47

SADLER, GIBB&ASSOCIATES, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
Registered with the Public Company
Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Protect Pharmaceutical Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Protect Pharmaceutical Corporation as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and from inception on August 5, 1987 through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protect Pharmaceutical Corporation as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended, and from inception on August 5, 1987 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had a loss from operations since inception of $7,180,111, an accumulated deficit of $7,798,952, and working capital deficit of $459,203, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates

Salt Lake City, UT
March 30, 2011

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$84,545	$3,500
Accounts payable - related parties	150,000	1,731
Accrued officer salaries	224,658	-

Total Current Liabilities	459,203	5,231

TOTAL LIABILITIES	459,203	5,231

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.005 par value, 43,368,012 and 33,163,012 shares issued and outstanding, respectively	216,840	165,815
Additional paid-in capital	7,122,909	601,550
Deficit accumulated during the development stage	(7,798,952)	(772,596)

Total Stockholders' Equity (Deficit)	(459,203)	(5,231)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 5,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

EXPENSES

Research and development	1,253,020	-	1,253,020
Executive compensation	5,380,758	-	5,380,758
General and administrative	392,578	2,150	546,333

LOSS FROM OPERATIONS	(7,026,356)	(2,150)	(7,180,111)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,340,551)

Income Taxes	-	-	-

NET LOSS	$(7,026,356)	$(2,150)	$(11,520,662)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.17)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	40,696,409	33,163,012

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance, December 31, 2002	3,163,012	$15,815	$601,550	$(617,365)	$-

Net loss for the year
ended December 31, 2003	-	-	-	-	-

Balance, December 31, 2003	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 2005	-	-	-	(1,476)	(1,476)

Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)

Net loss for the year
ended December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)

Common stock issued for
services at $0.005 per
share on May 9, 2007	30,000,000	150,000	-	-	150,000

Net loss for the year
ended December 31, 2007	-	-	-	(150,000)	(150,000)

Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)

Net loss for the year ended
December 31, 2008	-	-	-	(1,605)	(1,605)

Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)

Net loss for the year ended
December 31, 2009	-	-	-	(2,150)	(2,150)

Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)

Common stock issued for patents
at $0.25 per share	5,000,000	25,000	1,225,000	-	1,250,000

Common stock issued for services
at $1.02 per commnon share	5,205,000	26,025	5,283,075	-	5,309,100

Contributed capital			13,284		13,284

Net loss for the year ended
December 31, 2010	-	-		(7,026,356)	(7,026,356)

Balance, December 31, 2010	43,368,012	$216,840	$7,122,909	$(7,798,952)	$(459,203)

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on August 5,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(7,026,356)	$(2,150)	$(11,520,662)
Adjustments to reconcile loss to cash flows from operating activities
Common stock issued for services	5,309,100	-	9,183,270
Common stock issued for research and development costs	1,250,000		1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	13,284	150	65,620
Changes in operating assets and liabilities
Accounts payable	81,045	2,000	84,545
Account payable - related parties	148,269	-	148,269
Increase in accrued salaries	224,658		224,658

Net Cash Used in Operating Activities	-	-	-

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACUETICAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND HISTORY

Business and Organization

The financial statements presented are those of Protect Pharmaceutical Corporation, a development stage company, (the Company).  The Company was originally incorporated under the laws of the state of Idaho on August 5, 1987.  The Company was incorporated for the purpose of purchasing, leasing or otherwise acquiring mining claims and rights and also to develop mines.  The Company was unable to raise development money and the Company’s operations ceased.  The Company has been seeking new business opportunities believed to hold a potential profit or to merge with an existing, operating company.  On July 15, 1996 the Company changed its name from Interstate Mining and Development Properties, Inc. to Interstate Development, Inc.

On January 27, 1988, the Company acquired Midway Mining and Development Corporation in a stock-for-stock reorganization pursuant to Section 36B (a) (1) (B) of the Internal Revenue Code.  In the reorganization, shareholders of Midway Mining and Development Corp. transferred all of their shares of common stock to the Company in exchange for 89,898 shares of common stock of the Company.  However, since the Company was unable to begin operations and had no operating assets, 52,278 of the original shares issued for Midway Mining and Development Corp. were later cancelled on July 6, 1988 and the subsidiary was transferred back to its original owners.

As of June 15, 2006, the name of the Company changed to Pro-Tect, Inc. and its domicile was moved to the state of Nevada.  Subsequently, the Company changed its name on March 25, 2010 to Protect Pharmaceutical Corporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31. The Company has not realized revenues as of December 31, 2010 and is classified as a development stage enterprise.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2010 and 2009 the Company had    $-0- and $-0- of cash and cash equivalents, respectively.

PROTECT PHARMACUETICAL CORPORATION
 (A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company currently has no source of revenues.  The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2010 and 2009, respectively.

Stock-based Compensation

The Company adopted SFAS No. 123-R (ASC 718) effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2010, the Company has not issued any share-based payments to its employees.

Provision for Taxes

The Company applies SFAS No. 109 (ASC 740), which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted FIN 48 (ASC 740), at the beginning of fiscal year 2009. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of FIN 48 (ASC 740) had no material impact on the Company’s financial statements.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.

PROTECT PHARMACUETICAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic (Loss) per Common Share (continued)

The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010 and 2009.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Loss (numerator)	$(7,026,356)	$(2,105)
Shares (denominator)	40,696,409	33,163,012
Per share amount	$(0.17)	$(0.00)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

PROTECT PHARMACUETICAL CORPORATION
 (A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  It is the intent of the Company to seek a merger with an existing, operating company.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

PROTECT PHARMACUETICAL CORPORATION
 (A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 4 – REORGANIZATION

A special meeting of the shareholders of the Company was held on June 15, 1995.  It was agreed upon at the meeting to effect a quasi – reorganization whereby the accumulated deficit of the Company up to December 31, 1994 was eliminated against the paid-in capital of the Company.

NOTE 5 – RELATED PARTY NOTE

Various startup expenses of the Company including purchase of property and equipment, officer’s compensation and general and administrative expenses have been paid for using funds provided by the shareholders of the Company. The loans are non-interest bearing, unsecured and due upon demand. The Company owes $150,000 and $1,731 for such loans as of December 31, 2010 and 2009, respectively.

NOTE 6 – ISSUANCE OF COMMON STOCK

On May 28, 2010, the Company issued 5,205,000 shares of common stock for services.  The services were valued at the common stock trading price of $1.02 per share, for an aggregate amount of $5,309,100.

On February 12, 2010, the Company issued 5,000,000 shares of its common stock pursuant to a Patent Acquisition Agreement.  The cost of patents was valued at the trading price of the shares on the issuance date of $0.25 per share for an aggregate value of $1,250,000.  This amount was expensed as research and development costs during the year.

NOTE 7 – RESEARCH AND DEVELOPMENT COSTS

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

a)	Commercially reasonable efforts must begin within 12 months of the agreement
b)	File an IND application for at least one product within two years of closing
c)	Initiate clinical studies for at least one product within three years of closing
d)	Commercialize at least one product within five years of closing

PROTECT PHARMACUETICAL CORPORATION
 (A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 8 – INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740). ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	December 31, 2010	December 31, 2009
Income tax expense at statutory rate	$(2,740,279)	$(839)
Stock issued for assets and services	2,558,049	-
Valuation allowance	182,230	839
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	$(2,741,743)	$(1,464)
Stock issued for assets and services	2,856,399	298,350
Valuation allowance	(114,656)	(296,886)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $471,01 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SIGNIFICANT AGREEMENTS

On February 6, 2009, the Company entered into a Patent Acquisition Agreement, whereby it was assigned various patents for pharmaceutical products in exchange for 7,000,000 shares of the Company’s common stock. 5,000,000 shares were delivered immediately to the assignor and 2,000,000 shares are held to be delivered upon the successful completion of $2,000,000 financing. The patents are also subject to a 20% royalty on revenues, a 10% milestone payment and an employment agreement. The Company is responsible for the completion of a development program to commercialize products using the patented technologies within 5 years.

PROTECT PHARMACUETICAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 9 – SIGNIFICANT AGREEMENTS (CONTINUED)

The employment agreement provides that the patent holder will become the Company’s Chief Operating Officer. The agreement provides for an annual salary $250,000 in year one, $300,000 in year two and $350,000 in year three. The agreement also provides for compensatory common stock purchase warrants to be issued at not less than 20% of the shares issued for financing and other standard employee benefits.

NOTE 10 – SUBSEQUENT EVENTS

On January 31, 2011, Protect Pharmaceutical Corporation (the “Company”) finalized and closed a Patent Purchase Agreement (the “Agreement”) with Grünenthal GmbH, a company organized under the laws of Germany (“Grünenthal”).  Pursuant to the terms of the Agreement, the Company sold to Grünenthal all of the Company’s rights, title and interest in and to certain inventions described and claimed in certain patents and patent applications (collectively “the Patents”), including without limitation, all extensions, continuations, provisions, derivatives and related applications thereof.  The Patents relate to Opioid Formulations and Methods of treating acute and chronic pain.

In exchange for the Patents, Grünenthal agreed to pay the Company the cash consideration of $1,600,000, of which $1,450,000 was paid at the closing and $150,000 to be paid after transfer of all documents and data relating to the Patents.  The Company originally acquired the subject Patents sold to Grünenthal, together with other inventions and patents, in February 2010 pursuant to a Patent Acquisition Agreement with Nectid, Inc., a privately held New Jersey company.  Under the terms of the Patent Acquisition Agreement and Addendum, the Company agreed that in the event the Company sold out right any of the patents acquired from Nectid without first undertaking any development of the patents, the proceeds from such sale would be divided, 60% to Nectid and 40% to the Company.  Accordingly, the Company will realize 40%, or $640,000 from the proceeds of the sale and the balance will be paid to Nectid.  The Company retains all other inventions, patents and technologies initially acquired from Nectid.

The Company’s Chief Operating Officer and director is the inventor of all the Patents and is also a principal and former President of Nectid.  The director was not affiliated with the Company at the time the Patents were initially acquired from Nectid in February 2010.  Although Nectid was not a party to the Agreement with Grünenthal, it will benefit pursuant to the terms of its Patent Acquisition Agreement and Addendum with the Company.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report, and there are no other material subsequent events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protect Pharmaceutical Corporation

By:	/S/ Ramesha Sesha
Chief Operating Officer
Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Ramesha Sesha	Chief Operating Officer and director	March 31, 2011
Ramesha Sesha	Principal Executive Officer, Financial Officer
and Principal Accounting Officer