Form 10-Q
period 2011-03-31
PROTECT PHARMACEUTICAL Corp
filed 2011-05-13
CIK 1493526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 13, 2011

Common Stock, $0.005 par value	43,428,012

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at March 31, 2011 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2010 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$298,241	$-

Total Current Assets	298,241	-

TOTAL ASSETS	$298,241	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$77,038	$84,545
Accounts payable - related parties	250	150,000
Accrued officer salaries	251,895	224,658

Total Current Liabilities	329,183	459,203

TOTAL LIABILITIES	329,183	459,203

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.005 par value, 43,368,012 shares issued and outstanding, respectively	216,840	216,840
Additional paid-in capital	7,122,909	7,122,909
Deficit accumulated during the development stage	(7,370,691)	(7,798,952)

Total Stockholders' Equity (Deficit)	(30,942)	(459,203)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$298,241	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on August 5,
	For the Three Months Ended		1987 Through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

EXPENSES

Research and development	123,192	1,250,000	1,376,212
Executive compensation	68,904	-	5,449,662
General and administrative	19,643	1,665	565,976

LOSS FROM OPERATIONS	(211,739)	(1,251,665)	(7,391,850)

OTHER INCOME (EXPENSES)

Gain on sale of patents	640,000	-	640,000

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	428,261	(1,251,665)	(6,751,850)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,340,551)

Income Taxes	-	-	-

NET INCOME (LOSS)	$428,261	$(1,251,665)	$(11,092,401)

BASIC AND DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	$0.01	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,368,012	35,829,679

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance, December 31, 1995	1,163,012	$5,815	$596,550	$(605,105)	$(2,740)

Common stock issued for expenses paid at $0.01 per share	2,000,000	10,000	5,000	-	15,000

Net loss for the year ended December 31, 1996	-	-	-	(12,260)	(12,260)

Balance, December 31, 1996	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balance, December 31, 1997	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 1998	-	-	-	-	-

Balance, December 31, 1998	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 1999	-	-	-	-

Balance, December 31, 1999	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2000	-	-	-	-	-

Balance, December 31, 2000	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2001	-	-	-	-	-

Balance, December 31, 2001	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2002	-	-	-	-	-

Balance, December 31, 2002	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2003	-	-	-	-	-

Balance, December 31, 2003	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-

Net loss for the year ended December 31, 2005	-	-	-	(1,476)	(1,476)

Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)

Net loss for the year ended December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)

Common stock issued for services at $0.005 per share on May 9, 2007	30,000,000	150,000	-	-	150,000

Net loss for the year ended December 31, 2007	-	-	-	(150,000)	(150,000)

Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)

Net loss for the year ended December 31, 2008	-	-	-	(1,605)	(1,605)

Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)

Net loss for the year ended December 31, 2009	-	-	-	(2,150)	(2,150)

Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)

Common stock issued for patents at $0.25 per share	5,000,000	25,000	1,225,000	-	1,250,000

Common stock issued for services at $1.02 per commnon share	5,205,000	26,025	5,283,075	-	5,309,100

Contibuted capital	-	-	13,284	-	13,284

Net loss for the year ended December 31, 2010	-	-		(7,026,356)	(7,026,356)

Balance, December 31, 2010	43,368,012	216,840	7,122,909	(7,798,952)	(459,203)

Net income for the three months ended March 31, 2011 (unaudited)	-	-	-	428,261	428,261

Balance, March 31, 2011 (unaudited)	43,368,012	$216,840	$7,122,909	$(7,370,691)	$(30,942)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on August 5,
	For the Three Months Ended		1987 Through
	March 31,		March 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net Income (loss)	$428,261	$(1,251,665)	$(11,092,401)
Adjustments to reconcile loss to cash flows from operating activities
Common stock issued for services	-	-	9,183,270
Common stock issued for research and development costs	-	1,250,000	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	-	-	65,620
Changes in operating assets and liabilities
Accounts payable	(7,507)	1,665	77,038
Account payable - related parties	(149,750)	-	(1,481)
Increase in accrued salaries	27,237	-	251,895

Net Cash Used in Operating Activities	298,241	-	298,241

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

NET INCREASE IN CASH	298,241	-	298,241

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$298,241	$-	$298,241

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 4 - PAYABLE RELATED PARTY

Shareholders of the Company have advanced the corporation $250 as of March 31, 2011. The liability is non interest bearing, is unsecured and is due and payable upon demand.

NOTE 5 – SALE OF PATENTS

On January 31, 2011, Protect Pharmaceutical Corporation (the “Company”) finalized and closed a Patent Purchase Agreement (the “Agreement”) with Grünenthal GmbH (“Grünenthal”), a company organized under the laws of Germany.  Pursuant to the terms of the Agreement, the Company sold to Grünenthal all of the Company’s rights title and interest in and to certain inventions described and claimed in certain patents and patent applications (collectively “the Patents”), including without limitation, all extensions, continuations, provisions, derivatives and related applications thereof.  The Patents relate to Opioid Formulations and Methods of treating acute and chronic pain.

In exchange for the Patents, Grünenthal paid the Company $1,600,000. The Company originally acquired the subject Patents sold to Grünenthal, together with other inventions and patents, in February 2010 pursuant to a Patent Acquisition Agreement with Nectid, Inc. (“Nectid”), a privately held New Jersey company.  Under the terms of the Patent Acquisition Agreement and Addendum, the Company agreed that in the event the Company sold out right any of the patents acquired from Nectid without first undertaking any development of the patents, the proceeds from such sale would be divided, 60% to Nectid and 40% to the Company.  Accordingly, the Company realized 40%, or $640,000 from the proceeds of the sale and the balance will be paid to Nectid.  The Company retains all other inventions, patents and technologies initially acquired from Nectid.

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

NOTE 7 – SUBSEQUENT EVENTS

On April 11, 2011, the Board of Directors appointed a new Chief Financial Officer, effective immediately and for a term of twelve months.  The Company issued 60,000 shares of its common stock to the officer as compensation for his services.

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

Results of Operations

We did not realize revenues for the three month period ended March 31, 2011 and 2010.   During the three months ended March 31, 2011 (“first quarter”), we recorded total expenses of $211,739, consisting primarily of $123,192 in research and development expenses and $68,904 in executive compensation.  In the comparable period of 2010 we recorded expenses totaling $1,251,665, relating primarily to research and development.  In addition, during the first quarter the Company recognized a $640,000 gain on the sale of patents.  These factors resulted in net income for the first quarter in the amount of $428,261 ($0.01 per share), compared to a net loss of $1,251,665 for the three months ended March 31, 2010.

Liquidity and Capital Resources

Total assets at March 31, 2011 were $298,241, compared to $-0- at December 31, 2010.  Total liabilities at March 31, 2011 were $329,183, consisting primarily of $251,895 in accrued officer salaries.  At December 31, 2010, total liabilities were $459,203 consisting primarily of $150,000 in accounts payable to a related party and $224,658 in accrued officer salaries.

Because currently we have no revenues, for the immediate future we will have to rely on our existing cash reserves to continue to implement our business activities.   Because we currently have no revenues, it is likely the only source of funding our operations will be through the private sale of our securities, either equity or debt.  We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time. If we are unable to raise the necessary funding, our research and development plans will be delayed indefinitely. There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all. At March 31, 2011, we had stockholders’ deficit of $30,942 compared to a stockholders’ deficit of $459,203 at December 31, 2010.  The decreased deficit is primarily due to the net income the Company recognized for the three month period ended March 31, 2011.

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

Net Operating Loss

We have accumulated approximately $471,011 of net operating loss carryforwards as of December 31, 2010.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2011 through 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2010 and 2009 or the three months ended March 31, 2011 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because presently we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.           Defaults Upon Senior Securities

This Item is not applicable.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

Mr. William D. Abajian has resigned as a director of Protect Pharmaceutical Corporation and as the company’s President, Chief Executive Officer and Treasurer, effective December 23, 2010.  Mr. Abajian stated in his letter to the Board that because of certain recent events, he believed he would not be allowed to perform his duties in the manner he deemed necessary to serve the best interest of the company and its shareholders.  Mr. Abajian has noted that his disagreement was with the company’s Chief Operating Officer and director, Ramesha Sesha.  No replacement for Mr. Abajian has been named as of this date.

Also on December 23, 2010, Dr. Gerald Bernstein resigned his position as a director of the company for personal reason.  His resignation was effective immediately.  No replacement for Dr. Bernstein has been named as of this date.

On April 11, 2011, our current director Ramesha Sesha assumed the additional positions of Chief Executive Officer, Chief Scientific Officer and Chairman of the Board.  Mr. Sesha retains his current offices as Chief Operating Officer and Secretary of our company.  Mr. Sesha remains as our sole director, but we are actively pursuing adding one or more directors to the Board.

Also on April 11, 2011, the Board of Directors appointed Keith Elison to become and serve as our Chief Financial Officer, effective immediately and for a term of twelve months.  We have issued 60,000 shares of our common stock to Mr. Elison as compensation for his services.

Item 6.           Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECT PHARMACEUTICAL CORPORATION

Date: May 13, 2011	By:	/S/ Ramesha Sesha
Ramesha Sesha
President, C.E.O. and Director

Date: May 13, 2011	By:	/S/ Keith Elison
Keith Elison
C.F.O., Chief Accounting Officer