Form 10-Q
period 2011-06-30
PROTECT PHARMACEUTICAL Corp
filed 2011-08-15
CIK 1493526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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
Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 12, 2011
Common Stock, $0.005 par value	43,663,012

PART  I   —   FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at June 30, 2011 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2010 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash	$168,115	$-

Total Current Assets	168,115	-

TOTAL ASSETS	$168,115	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$89,359	$84,545
Accounts payable - related parties	1,675	150,000
Accrued officer salaries	326,690	224,658

Total Current Liabilities	417,724	459,203

TOTAL LIABILITIES	417,724	459,203

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 43,663,012 and 43,368,012
shares issued and outstanding, respectively	218,315	216,840
Additional paid-in capital	7,425,184	7,122,909
Deficit accumulated during the development stage	(7,893,108)	(7,798,952)

Total Stockholders' Equity (Deficit)	(249,609)	(459,203)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$168,115	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on August 5,
	For the Three Months Ended		For the Six Months Ended		1987 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Research and development	-	-	123,192	1,250,000	1,376,212
Professional fees	286,360	156,450	286,360	156,450	621,350
Executive compensation	200,295	5,156,100	269,199	5,156,100	5,649,957
General and administrative	35,761	-	55,405	1,665	266,748

LOSS FROM OPERATIONS	(522,416)	(5,312,550)	(734,156)	(6,564,215)	(7,914,267)

OTHER INCOME (EXPENSES)

Gain on sale of patents	-	-	640,000	-	640,000

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS	(522,416)	(5,312,550)	(94,156)	(6,564,215)	(7,274,267)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,340,551)

Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$(522,416)	$(5,312,550)	$(94,156)	$(6,564,215)	$(11,614,818)

BASIC AND DILUTED INCOME (LOSS) PER
SHARE OF COMMON STOCK	$(0.01)	$(0.13)	$(0.00)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	43,520,155	40,107,737	43,444,504	37,980,526

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity/
	Shares	Amount	Capital	Stage	(Deficit)

Balance August 5, 1987	-	$-	$-	$-	$-

Net loss for the period ended December 31, 1987	-	-	-	(30)	(30)

Balance, December 31, 1987	-	-	-	(30)	(30)

Common stock issued for services rendered at $15.00 per share on January 27, 1988	624,000	3,120	2,336,880	-	2,340,000

Common stock issued for Midway Mining Development Corp. at $15.00 per share on January 27, 1988	359,592	1,798	1,346,672	-	1,348,470

Common stock issued for mining claims at predecessor cost on May 24, 1988	19,420	97	(97)	-	-

Common stock cancelled due to the acquisition agreement on Midway Mining and Development Corp. being rescinded on July 6, 1988	(209,112)	(1,046)	-	-	(1,046)

Common stock issued for services rendered at $0.00 per share on July 6, 1988	209,112	1,046	-	-	1,046

Additional capital contributed	-	-	33,000	-	33,000

Net loss for the year ended December 31, 1988	-	-	-	(3,721,500)	(3,721,500)

Balance, December 31, 1988	1,003,012	5,015	3,716,455	(3,721,530)	(60)

Net loss for the year ended December 31, 1989	-	-	-	(30)	(30)

Balance, December 31, 1989	1,003,012	$5,015	$3,716,455	$(3,721,560)	$(90)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity/
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 1989	1,003,012	$5,015	$3,716,455	$(3,721,560)	$(90)

Net loss for the year ended December 31, 1990	-	-	-	(30)	(30)

Balance, December 31, 1990	1,003,012	5,015	3,716,455	(3,721,590)	(120)

Net loss for the year ended December 31, 1991	-	-	-	(30)	(30)

Balance, December 31, 1991	1,003,012	5,015	3,716,455	(3,721,620)	(150)

Net loss for the year ended December 31, 1992	-	-	-	(30)	(30)

Balance, December 31, 1992	1,003,012	5,015	3,716,455	(3,721,650)	(180)

Net loss for the year ended December 31, 1993	-	-	-	(30)	(30)

Balance, December 31, 1993	1,003,012	5,015	3,716,455	(3,721,680)	(210)

Quasi - reorganization (Note 2)	-	-	(3,721,710)	3,721,710	-

Net loss for the year ended December 31, 1994	-	-	-	(30)	(30)

Balance, December 31, 1994	1,003,012	5,015	(5,255)	-	(240)

Common stock issued for services rendered at $15.00 per share on June 12, 1995	160,000	800	599,200	-	600,000

Additional capital contributed	-	-	2,605	-	2,605

Net loss for the year ended December 31, 1995	-	-	-	(605,105)	(605,105)

Balance, December 31, 1995	1,163,012	$5,815	$596,550	$(605,105)	$(2,740)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity/
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 1995	1,163,012	$5,815	$596,550	$(605,105)	$(2,740)

Common stock issued for expenses paid at $0.01 per share	2,000,000	10,000	5,000	-	15,000

Net loss for the year ended December 31, 1996	-	-	-	(12,260)	(12,260)

Balance, December 31, 1996	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balance, December 31, 1997	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 1998	-	-	-	-	-

Balance, December 31, 1998	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 1999	-	-	-	-

Balance, December 31, 1999	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2000	-	-	-	-	-

Balance, December 31, 2000	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2001	-	-	-	-	-

Balance, December 31, 2001	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2002	-	-	-	-	-

Balance, December 31, 2002	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2003	-	-	-	-	-

Balance, December 31, 2003	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year ended December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity/
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-

Net loss for the year ended December 31, 2005	-	-	-	(1,476)	(1,476)

Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)

Net loss for the year ended December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)

Common stock issued for services at $0.005 per share on May 9, 2007	30,000,000	150,000	-	-	150,000

Net loss for the year ended December 31, 2007	-	-	-	(150,000)	(150,000)

Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)

Net loss for the year ended December 31, 2008	-	-	-	(1,605)	(1,605)

Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)

Net loss for the year ended December 31, 2009	-	-	-	(2,150)	(2,150)

Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)

Common stock issued for patents at $0.25 per share	5,000,000	25,000	1,225,000	-	1,250,000

Common stock issued for services at $1.02 per commnon share	5,205,000	26,025	5,283,075	-	5,309,100

Contibuted capital	-	-	13,284	-	13,284

Net loss for the year ended December 31, 2010	-	-		(7,026,356)	(7,026,356)

Balance, December 31, 2010	43,368,012	216,840	7,122,909	(7,798,952)	(459,203)

Common stock issued for services at $1.05 per share (unaudited)	145,000	725	151,525	-	152,250

Common stock issued for services at $1.01 per share (unaudited)	150,000	750	150,750	-	151,500

Net income for the six months ended June 30, 2011 (unaudited)	-	-	-	(94,156)	(94,156)

Balance, June 30, 2011 (unaudited)	43,663,012	$218,315	$7,425,184	$(7,893,108)	$(249,609)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on August 5,
	For the Six Months Ended		1987 Through
	June 30,		June 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net Income (loss)	$(94,156)	$(6,564,215)	$(11,614,818)
Adjustments to reconcile loss
to cash flows from operating activities
Common stock issued for services	303,750	5,309,100	9,487,020
Common stock issued for research and
development costs	-	1,250,000	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	-	6,115	65,620
Changes in operating assets and liabilities
Accounts payable and accrued expenses	4,815	(1,000)	89,360
Account payable - related parties	(148,326)	-	(57)
Increase in accrued salaries	102,032	-	326,690

Net Cash Used
in Operating Activities	168,115	-	168,115

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

NET INCREASE IN CASH	168,115	-	168,115

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$168,115	$-	$168,115

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 4 - PAYABLE RELATED PARTY

Shareholders of the Company have advanced the corporation $250 as of June 30, 2011. The liability is non interest bearing, is unsecured and is due and payable upon demand.  In addition, the Company holds trade accounts payable to a related party in the amount of $1,425 at June 30, 2011.

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

NOTE 6 - STOCK PURCHASE AGREEMENT

On June 17, 2011, Protect Pharmaceutical Corporation finalized the execution of an Investment Agreement with Kodiak Capital Group, LLC, a Delaware limited liability company. The Agreement provides the Company with an equity line whereby the Company can sell to Kodiak, from time-to-time, shares of the Company’s common stock up to an aggregate value of $10 million dollars over a two-year period. As part of the agreement, the Company will file with the SEC a registration statement under the Securities Act of 1933 to register the common stock that may be sold to Kodiak pursuant to the Agreement.

Under the terms of the Agreement, The Company has the right to deliver to Kodiak a “put notice” stating the dollar amount of common shares we intend to sell to Kodiak, up to $250,000. The amount that the Company is entitled to sell to Kodiak under any single put notice will be equal to, at Kodiak's election, either: (i) 200% of the average daily volume (U.S. market only) of the common stock for the three trading days prior to the put notice, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date; or (ii) up to $250,000.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 6 - STOCK PURCHASE AGREEMENT (CONTINUED)

The Company cannot submit a new put notice until after the closing of the previous notice. The purchase price for the shares pursuant to the put notice will be equal to 92% of the lowest closing best bid price of the common stock during the five trading days after the put notice is delivered. The shares must be paid for and share certificates delivered within the “pricing period,” which is seven days from the date the put notice is delivered.

The Company has the option to specify a floor price for any put notice. In the event our shares fall below the floor price, the put will be temporarily suspended. The put will resume if, during the pricing period for that put, the common stock trades above the floor price.

The Company has agreed to pay to Kodiak an initial fee of 150,000 shares of common stock following execution of the Agreement. Also, the Company has agreed to pay Kodiak a commitment fee equal to 3% of the total amount of the commitment, payable as follows: (i) 25% on the first closing of a put notice; (ii) 25% on the second closing, (iii) 25% on the third closing; and (iv) 25% on the fourth closing or eight months from execution of the Agreement. The commitment fee is payable in Company common stock.

In connection with the Agreement, we entered into a Registration Rights Agreement with Kodiak, whereby the Company agreed to register with the SEC the shares to be issued pursuant to the Agreement. The Company must prepare and file within 90 days from the date of the Agreement, a registration statement under the Securities Act of 1933.

The Company intends to use the proceeds from the sale of common stock pursuant to the Agreement for general corporate and working capital purposes and acquisitions of assets, businesses or operations, or for other purposes that the board of directors deems to be in the best interest of the Company.

NOTE 7 – COMMON STOCK

On June 20, 2011, the Company received written consent from its majority stockholders to amend the Company’s articles of incorporation to change the authorized capitalization. The board of directors previously approved the resolution to increase the number of authorized common stock from 50,000,000 to 100,000,000 shares and to authorize 10,000,000 shares of “blank check” preferred shares.

The newly authorized preferred shares may be issued from time to time in one or more series in the discretion of the board of directors. The board will have the authority to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

The Company will file with the SEC and information statement pursuant to Schedule 14C announcing the action to amend our articles of incorporation by written consent. We anticipate the information statement will be mailed to stockholders on or about July 7, 2011. The Company anticipates a certificate of amendment related to the change in capitalization will be filed with the State of Nevada with an effective date on or about July 29, 2011.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 7 – COMMON STOCK (Continued)

On April 11, 2011, the Board of Directors appointed a new Chief Financial Officer, effective immediately and for a term of twelve months.  The Company issued 60,000 shares of its common stock at $1.05 per share to the officer as compensation for his services.  On the same date, the Company also issued 85,000 shares of its common stock at $1.05 per share to two consultants as compensation for professional services.

On June 17, 2011, the Company issued 150,000 shares of common stock at $1.01 per share to a consultant for services rendered.

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

We did not realize revenues for the three month period ended June 30, 2011 and 2010.   During the three months ended June 30, 2011 (“second quarter”), we recorded total expenses of $522,416, consisting primarily of $200,295 in executive compensation and $286,360 in professional fees.  In the comparable period of 2010 we recorded expenses totaling $5,312,550, resulting primarily from executive compensation.  These factors resulted in a net loss for the second quarter of 2011 in the amount of $522,416 ($0.01 per share), compared to a net loss of $5,312,550 ($0.13 per share) for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010

We did not realize revenues for the six month period ended June 30, 2011 and 2010.   During the six months ended June 30, 2011 we recorded total expenses of $734,156, consisting primarily of $269,199 in executive compensation, $286,360 in professional fees, and $123,192 in research and development.  In the comparable period of 2010 we recorded expenses totaling $6,564,215, resulting primarily from $5,156,100 in executive compensation and $1,250,000 in research and development.  The company also recognized a gain on sale of patents in the amount of $640,000 during the six months ended June 30, 2011.  These factors resulted in net loss for the six months ended June 30, 2011 in the amount of $94,156 ($0.00 per share), compared to a net loss of $6,564,215 ($0.17 per share) for the six months ended June 30, 2010.

Liquidity and Capital Resources

Total assets at June 30, 2011 were $168,115, compared to $-0- at December 31, 2010.  Total liabilities at June 30, 2011 were $417,724, consisting primarily of $326,690 in accrued officer salaries.  At December 31, 2010, total liabilities were $459,203, consisting primarily of $150,000 in accounts payable to a related party and $224,658 in accrued officer salaries.

Because currently we have no revenues, for the immediate future we will have to rely on our existing cash reserves to continue to implement our business activities.   Because we currently have no revenues, it is likely the only source of funding our operations will be through the private sale of our securities, either equity or debt.

On June 17, 2011, we entered into an Investment Agreement with Kodiak Capital Group, LLC that would provide the company an equity line.  Under the agreement, we can sell to Kodiak, from time-to-time, shares of our common stock up to an aggregate value of $10 million dollars over a two-year period.  To effect the equity line, we must deliver a put notice to Kodiak stating the dollar amount of shares we intend to sell, up to $250,000 per notice.

In order to activate the equity line, we must first file with the SEC a registration statement under the Securities Act of 1933 to register the common stock that may be sold to Kodiak pursuant to the Agreement.  The registration statement must be declared effective prior to the company being able to use the equity line.  There can be no assurance that our registration statement will become effective or that we will eventually realize funds from the equity line.  If the equity line is not successful and we are unable to raise the necessary funding from alternative sources, our research and development plans will be delayed indefinitely. There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all.

At June 30, 2011, we had stockholders’ deficit of $249,609 compared to a stockholders’ deficit of $459,203 at December 31, 2010.  The increased deficit is primarily due to the net loss the company recognized for the six-month period ended June 30, 2011.

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

Future product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates. In the event that our development efforts result in regulatory approval and successful commercialization of our product candidates, we will generate revenue from direct sales of our products and/or, if we license our products to future collaborators, from the receipt of license fees and royalties from licensed products.

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

 Net Operating Loss

We have accumulated approximately $471,011 of net operating loss carryforwards as of December 31, 2010.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2011 through 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2010 and 2009 or the six months ended June 30, 2011 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because presently we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 2, 2011, Dipak Chattaraj was appointed to the company’s board of directors. Mr. Chattaraj was formerly the chairman of Ranbaxy USA, a global generic pharmaceutical company.  Mr. Chattaraj joined Ranbaxy in 1991and in 1996 he assumed responsibility for Ranbaxy’s U.S. operations.  He recently retired as Ranbaxy’s President, Corporate Development.  Mr. Chattaraj, who holds a Masters degree in Economics.

On June 20, 2011, stockholders owning a majority of our outstanding shares consented in writing in lieu of a stockholders’ meeting, to amend the company’s articles of incorporation to change the authorized capitalization.  The board of directors previously approved the resolution to increase the number of  authorized common stock from 50,000,000 to 100,000,000 shares and to authorize 10,000,000 shares of “blank check” preferred shares.  The amendment became effective on July 29, 2011.

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

PROTECT PHARMACEUTICAL CORPORATION

Date: August 12, 2011	By:	/S/ Ramesha Sesha
Ramesha Sesha
President, C.E.O. and Director

Date: August 12, 2011	By:	/S/ Keith Elison
Keith Elison
C.F.O., Chief Accounting Officer