Form 10-Q
period 2011-09-30
PROTECT PHARMACEUTICAL Corp
filed 2011-11-21
CIK 1493526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 21, 2011

Common Stock, $0.005 par value	43,663,012

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at September 30, 2011 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2010 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$48,190	$-

Total Current Assets	48,190	-

TOTAL ASSETS	$48,190	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$98,198	$84,545
Accounts payable - related parties	1,928	150,000
Accrued officer salaries	361,224	224,658

Total Current Liabilities	461,350	459,203

TOTAL LIABILITIES	461,350	459,203

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized, at $0.005 par value, 43,663,012 and 43,368,012 shares issued and outstanding, respectively	218,315	216,840
Additional paid-in capital	7,425,184	7,122,909
Deficit accumulated during the development stage	(8,056,659)	(7,798,952)

Total Stockholders' Equity (Deficit)	(413,160)	(459,203)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$48,190	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on August 5,
	For the Three Months Ended		For the Nine Months Ended		1987 Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Research and development	-	-	123,192	1,250,000	1,376,212
Professional fees	41,856	-	328,216	-	663,206
Executive compensation	97,054	-	366,233	5,156,100	5,746,991
General and administrative	24,661	17,585	80,066	175,700	291,409

LOSS FROM OPERATIONS	(163,571)	(17,585)	(897,707)	(6,581,800)	(8,077,818)

OTHER INCOME (EXPENSES)

Gain on sale of patents	-	-	640,000	-	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(163,571)	(17,585)	(257,707)	(6,581,800)	(7,437,818)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,340,551)

Income Taxes	-	-	-	-	-

NET LOSS	$(163,571)	$(17,585)	$(257,707)	$(6,581,800)	$(11,778,369)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,663,012	43,368,012	43,518,140	39,796,089

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on August 5,
	For the Nine Months Ended		1987 Through
	September 30,		September 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net Income (loss)	$(257,707)	$(6,581,800)	$(11,778,369)
Adjustments to reconcile loss to cash flows from operating activities
Common stock issued for services	303,750	5,309,100	9,487,020
Common stock issued for research and development costs	-	1,250,000	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	-	25,450	65,620
Gain on sale of patent	(640,000)	-	(640,000)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	13,653	-	98,198
Account payable - related parties	(148,072)	-	197
Increase in accrued salaries	136,566	(2,750)	361,224

Net Cash Used in Operating Activities	(591,810)	-	(591,810)

INVESTING ACTIVITIES
Proceeds from sale of patent	640,000	-	640,000

Net Cash Provided by Investing Activities	640,000	-	640,000

FINANCING ACTIVITIES	-	-	-

NET INCREASE IN CASH	48,190	-	48,190

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$48,190	$-	$48,190

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010

NOTE 4 – ACCOUNTS PAYABLE-RELATED PARTY

Shareholders of the Company have advanced the corporation $250 as of September 30, 2011. The liability is non interest bearing, is unsecured and is due and payable upon demand.  In addition, the Company owes trade accounts payable to a related party in the amount of $1,678 at September 30, 2011.

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

We did not realize revenues for the three-month periods ended September 30, 2011 and 2010.   During the three months ended September 30, 2011 (“third quarter”), we recorded total expenses of $163,571, consisting of $97,054 in executive compensation, $41,856 in professional fees and $24,661 in general and administrative expenses.  In the comparable period of 2010 we recorded expenses totaling $17,585 in general and administrative expenses.  These factors resulted in a net loss for the third quarter of 2011 in the amount of $163,571 ($0.00 per share), compared to a net loss of $17,585 ($0.00 per share) for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

We did not realize revenues for the nine-month periods ended September 30, 2011 and 2010.   During the nine months ended September 30, 2011 we recorded total expenses of $897,707, consisting primarily of $366,233 in executive compensation, $328,216 in professional fees, and $123,192 in research and development.  Also, general and administrative expenses for the first nine months of 2011 were $80,066. In the comparable period of 2010 we recorded expenses totaling $6,581,800, resulting primarily from $5,156,100 in executive compensation and $1,250,000 in research and development.  The 2010 expenses were mostly related to the acquisition of patent acquisitions.  We also recognized a gain on sale of patents in the amount of $640,000 during the nine months ended September 30, 2011.  These factors resulted in net loss for the nine months ended September 30, 2011 in the amount of $257,707 ($0.01 per share), compared to a net loss of $6,581,800 ($0.17 per share) for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Total assets at September 30, 2011 were $48,190 in cash, compared to $-0- at December 31, 2010.  Total liabilities at September 30, 2011 were $461,350, consisting primarily of $361,224 in accrued officer salaries and accounts payable of $98,198.  At December 31, 2010, total liabilities were $459,203, consisting primarily of $150,000 in accounts payable to a related party and $224,658 in accrued officer salaries.

Because currently we have no revenues, for the immediate future we will have to rely on our existing cash reserves to continue to implement our business activities.   It is likely the only source of funding our future operations will be through the private sale of our securities, either equity or debt.

At September 30, 2011, we had stockholders’ deficit of $413,160 compared to a stockholders’ deficit of $459,203 at December 31, 2010.  The decreased deficit is primarily due to the increase in cash from the sale of patent acquisitions combined with relatively stable liabilities during the nine-month period ended September 30, 2011.

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

Net Operating Loss

We have accumulated approximately $471,011 of net operating loss carryforwards as of December 31, 2010.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2011 through 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2010 and 2009 or the nine months ended September 30, 2011, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because presently we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	Interactive Data File

*           In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECT PHARMACEUTICAL CORPORATION

Date: November 21, 2011	By:	/S/ Ramesha Sesha
Ramesha Sesha
President, C.E.O. and Director

Date: November 21, 2011	By:	/S/ Keith Elison
Keith Elison
C.F.O., Chief Accounting Officer