Form 10-K
period 2011-12-31
PROTECT PHARMACEUTICAL Corp
filed 2012-05-17
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54001

PROTECT PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2681 Parleys Way, Ste 204, Salt Lake City, UT 84109

(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (801) 322-3401

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

Yes ☐   No ☒

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

Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was $4,088,775.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of May 15, 2012 was 43,663,012.

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

On January 24, 2012, Mr. Ramesha Sesha tendered his resignation as an officer and director of the Company.  He was replaced on February 12, 2012 by Mr. Geoff Williams as the Company’s chief executive officer, president, and treasurer, and as a member of the Company’s board of directors.  Also on February 12, 2012 Ms. Nancy Ah Chong was appointed to serve as the Company’s corporate secretary, and as a member of the Company’s board of directors.

Our principal offices are currently located at 2681 Parleys Way, Suite 204, Salt Lake City, UT 84109 and our telephone number is (801) 322-3401.

In June 2010, we filed with the SEC a registration statement on Form 10 under the Securities Exchange Act of 1934. As a result of filing the registration statement, we are obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

Protect is engaged in developing drug delivery technologies and solutions through innovative dosing and/or delivery. Using the portfolio of patents applications acquired from Nectid, Inc., our goal is to develop innovative drug delivery technologies and drugs that will improve the quality of life for people who suffer from pain. In doing so we are focusing on the research, development, and commercialization of drug delivery technologies that minimize the pharmaceutical dose, frequency, and side effects.

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

We entered into employment agreements with William D. Abajian, our former President and Chief Executive Officer, and Ramesha Sesha, our current Chief Operating Officer. Mr. Abajian resigned in December 2010. Mr. Sesha resigned in January, 2012.

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

We currently have outstanding 43,663,012 shares of common stock, of which 42,835,192 shares are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. Sales of a substantial number of these shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

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

We do not own any real property.  We currently occupy office space that serves as our principal place of business located at 2681 Parleys Way, Ste 204, Salt Lake City, UT 84109.

.

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

Our common stock is currently quoted on the OTCQB under the symbol PRTT. There is currently a limited public trading market for our shares and there has been only sporadic trades. The last reported trade on March 29, 2012 was $0.10. Accordingly, we are not including a historical trading table.

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

Recent Issuances of Securities

During the year ended December 31, 2011 the Company issued an aggregate of 295,000 common shares as consideration for services rendered.  Of these shares, 145,000 were issued at $1.05 per share, and the remaining 150,000 were issued at $1.01 per share. All of the aforementioned shares were all issued pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

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

Because we were considered a shell company prior to our acquisition of patent applications, in February 2010, Rule 144 was not available to our stockholders until one year after the filing or our registration statement on Form 10 in June 2010. Thus, commencing on June 9, 2011, our stockholders became able to avail themselves to the provisions of Rule 144.

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

Results of Operations

We did not realize revenues for the years ended December 31, 2011 and 2010. Our operating expenses totaled $910,109 and $7,026,356, respectively.  Our 2011 expenses consisted of $123,192 in research and development, $339,061 in professional fees, $357,931 in executive compensation, and $89,925 in general and administrative expenses.  In 2011 we also recorded a gain on sale of patents in the amount of $640,000.  The significant operating expenses incurred in 2010 resulted primarily due to our acquisition of patent applications; this consisted of $1,253,020 for research and development related to the acquisition of patent applications for stock and other research and development expenses, executive compensation of $5,309,100 related to the issuance of stock for services, and general and administrative expenses of $392,578, primarily in stock for professional and consulting services. These factors resulted in net losses of $270,109 ($0.01 per share) and $7,026,356 ($0.17 per share) for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Total assets at December 31, 2011 and 2010 were $22,171 and $-0-, respectively.  All of the Company’s assets at December 31, 2011 relate to cash held in the Company bank account.  Total liabilities at December 31, 2011 and 2010 were $447,733 and $459,203, respectively.  In 2011, these liabilities consisted primarily of $79,838 in accounts payable and accrued expenses, $14,973 in accounts payable to related parties, and $352,922 in accrued officer salaries.  In 2010 the Company’s liabilities consisted primarily consisting of $84,545 in accounts payable, $150,000 in accounts payable – related parties due to advances from a stockholder, and $224,658 in accrued officer salaries.

Because currently we have no revenues, our only cash reserves are the result of the sale of patent applications in January 2011, for the immediate future we will have to rely on our directors and/or stockholders to pay expenses or raise funds through the private placement of securities. There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs. At December 31, 2011, we had stockholders’ deficit of $425,562 compared to a stockholders’ deficit of $459,203 at December 31, 2010.

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

Net Operating Loss

We have accumulated approximately $1,077,370 of net operating loss carryforwards as of December 31, 2011. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2012 through 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2011 and 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2011.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the company are as follows:

Name	Age	Position
Geoff Williams	39	President, Chief Operating Officer, Secretary and Director
Keith M Elison	39	Chief Financial Officer

Nancy Ah Chong

           41     Treasurer, Director

Ramesha Sesha was the Company’s chief executive officer and sole director at the time of his resignation in January, 2012.

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

The following sets forth the business experience of our directors, including specific qualifications to serve as director in light of our business:

Geoff Williams.  Mr. Williams has served as chief executive officer, president, and director since February, 2012. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings.  Mr. Williams attended the University of Utah and California Institute of the Arts.  Mr. Williams also serves as our principal financial officer and principal accounting officer.

Mr. Williams is currently a director, President and C.E.O. of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and C.E.O. of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp. Mr. Williams also became a director of U.S. Rare Earths, Inc. on November 29, 2011.

Nancy Ah Chong.  Ms. Ah Chong became a director and Secretary / Treasurer of our company in February, 2012.  From August 2004 to the present, she has been an office manager for Williams Investment Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings.  Previously, Mrs. Ah Chong was an administrative assistant for Forsgren Associates in Salt Lake City from March 2004 to August 2004.  She has also worked as a customer service representative for Overstock.com from November 2003 to January 2004 and O’Currance from February 2001 to November 2003, and as a marketing and travel coordinator for MGIS from February 2000 to August 2001.  From August 1991 to December 1999, Mrs. Ah Chong was with Barrick Goldstrike Mines, Inc. in Elko, Nevada, first as an exploration draftsperson and then an administrative assistant.  Mrs. Ah Chong attended and graduated from the Omaha Institute of Art and Design in Omaha, Nebraska.

Ms. Ah Chong is currently a director and Secretary / Treasurer of Westgate Acquisitions Corp. and, until she resigned in February 2010, she was a director and Secretary / Treasurer of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.

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

Under the terms of Mr. Ramesha Sesha’s employment agreement, he wass to receive a salary of $250,000 per year, with annual increases, for his services as Chief Operating Officer. No salary was paid to him in 2010.  Only a portion of his salary was paid to him in 2011, with the unpaid balance being recorded as accrued officer salaries.  Upon his resignation in January, 2012, Mr. Sesha’s accrued officer salary remained unpaid.

During the year ended December 31, 2011 we issued 60,000 common shares to Keith Elison as consideration for his services rendered as our chief financial officer.

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

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 43,663,012 shares of common stock outstanding as of May 15, 2012. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable. The address of each person listed below, unless otherwise indicated, is c/o Protect Pharmaceutical Corporation, 116 Village Boulevard, Suite 200, Princeton, New Jersey 08540.

Name and Address	Amount and Nature of		Percent
of Beneficial Owner	Beneficial Ownership		of Class(1)
Directors and Executive Officers
Geoff Williams	2,785,556		6.4%
2681 East Parleys Way, Suite
204
Salt Lake City, UT 84109
Keith M Elison	60,000		< 1.0%
11544 S. Autumn Hill Dr
Sandy, UT 84094

5% Stockholders
Ramesha Sesha (2)	5,000,000	(2)	11.5%
Nectid Inc.(3)	5,000,000		11.5%
116, Village Boulevard
Princeton, NJ 0854
Edward F. Cowle	8,250,000		19.0%
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
GBB Limited (4)
c/o Lion Corporate Services	15,000,000		34.6%
Cumberland House
#27 Cumberland Street / Box N-10818
Nassau, New Providence
Geoff Williams	2,785,556		6.4%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
H. Deworth Williams	6,562,556		15.1%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
William D. Abajian	5,000,000		11.5%
All directors and officers	5,000,000		11.5%
a group (1 person) (5)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 43,663,012 shares of common stock outstanding on May 15, 2012.

(2)	These 5,000,000 shares are held by Nectid, Inc., of which Mr. Sesha is the principal owner, and the shares are depicted below in the name of Nectid, Inc.
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

Our former Chief Operating Officer and director, Ramesha Sesha, was the founder, principal owner and President of Nectid, Inc. from which we acquired our patent applications on February 12, 2010. Mr. Sesha is the inventor of all of the acquired patent applications and joined Protect as our Chief Operating Officer and Chief Scientific Officer in March 2010 following the acquisitions. Prior to finalizing the patent acquisition agreement, Mr. Sesha was not a stockholder or otherwise an affiliate of Protect.

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

Our former Chief Operating Officer, Ramesha, Sesha, was also the principal owner of Nectid. We have not established a formal policy to govern potential related party transactions. The transaction with Grünenthal was created in good faith by the company and the division of proceeds were dictated by our agreement with Nectid, from whom we originally acquired the subject patents.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Sadler, Gibb & Associates, L.L.C., for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2011 and 2010 were $6,000, and $4,500, respectively.

Audit Related Fees

For the year ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by Sadler, Gibb & Associates, L.L.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2011 and 2010, no fees were billed by Sadler, Gibb & Associates, L.L.C. for tax compliance, tax advice and tax planning.

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash	$22,171	$-

Total Current Assets	22,171	-

TOTAL ASSETS	$22,171	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$79,838	$84,545
Accounts payable - related parties	14,973	150,000
Accrued officer salaries	352,922	224,658

Total Current Liabilities	447,733	459,203

TOTAL LIABILITIES	447,733	459,203

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 43,663,012 and 43,368,012
shares issued and outstanding, respectively	218,315	216,840
Additional paid-in capital	7,425,184	7,122,909
Deficit accumulated during the development stage	(8,069,061)	(7,798,952)

Total Stockholders' Equity Deficit	(425,562)	(459,203)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$22,171	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 5,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

EXPENSES

Research and development	123,192	1,253,020	1,376,212
Professional Fees	339,061	-	674,051
Executive compensation	357,931	5,380,758	5,738,689
General and administrative	89,925	392,578	301,268

LOSS FROM OPERATIONS	(910,109)	(7,026,356)	(8,090,220)

OTHER INCOME

Gain on sale of patents	640,000	-	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(270,109)	(7,026,356)	(7,450,220)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,340,551)

Income Taxes	-	-	-

NET LOSS	$270,109)	$(7,026,356)	$(11,790,771)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.01)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	43,554,656	40,696,409

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance August 5, 1987	-	$-	$-	$-	$-

Net loss for the period ended
December 31, 1987	-	-	-	(30)	(30)

Balance, December 31, 1987	-	-	-	(30)	(30)

Common stock issued for services
rendered at $15.00 per share on
January 27, 1988	624,000	3,120	2,336,880	-	2,340,000

Common stock issued for
Midway Mining Development
Corp. at $15.00 per share
on January 27, 1988	359,592	1,798	1,346,672	-	1,348,470

Common stock issued for mining
claims at predecessor cost
on May 24, 1988	19,420	97	(97)	-	-

Common stock cancelled due to the
acquisition agreement on Midway
Mining and Development Corp.
being rescinded on July 6, 1988	(209,112)	(1,046)	-	-	(1,046)

Common stock issued for
services rendered at $0.00
per share on July 6, 1988	209,112	1,046	-	-	1,046

Additional capital contributed	-	-	33,000	-	33,000

Net loss for the year ended
December 31, 1988	-	-	-	(3,721,500)	(3,721,500)

Balance, December 31, 1988	1,003,012	5,015	3,716,455	(3,721,530)	(60)

Net loss for the year ended
December 31, 1989	-	-	-	(30)	(30)

Balance, December 31, 1989	1,003,012	$5,015	$3,716,455	$(3,721,560)	$(90)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, December 31, 1989	1,003,012	$5,015	$3,716,455	$(3,721,560)	$(90)

Net loss for the year ended
December 31, 1990	-	-	-	(30)	(30)

Balance, December 31, 1990	1,003,012	5,015	3,716,455	(3,721,590)	(120)

Net loss for the year ended
December 31, 1991	-	-	-	(30)	(30)

Balance, December 31, 1991	1,003,012	5,015	3,716,455	(3,721,620)	(150)

Net loss for the year ended
December 31, 1992	-	-	-	(30)	(30)

Balance, December 31, 1992	1,003,012	5,015	3,716,455	(3,721,650)	(180)

Net loss for the year ended
December 31, 1993	-	-	-	(30)	(30)

Balance, December 31, 1993	1,003,012	5,015	3,716,455	(3,721,680)	(210)

Quasi - reorganization (Note 2)	-	-	(3,721,710)	3,721,710	-

Net loss for the year ended
December 31, 1994	-	-	-	(30)	(30)

Balance, December 31, 1994	1,003,012	5,015	(5,255)	-	(240)

Common stock issued for
services rendered at $15.00
per share on June 12, 1995	160,000	800	599,200	-	600,000

Additional capital contributed	-	-	2,605	-	2,605

Net loss for the year ended
December 31, 1995	-	-	-	(605,105)	(605,105)

Balance, December 31, 1995	1,163,012	$5,815	$596,550	$(605,105)	$(2,740)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, December 31, 1995	1,163,012	$5,815	$596,550	$(605,105)	$(2,740)

Common stock issued for
expenses paid at $0.01 per share	2,000,000	10,000	5,000	-	15,000

Net loss for the year
ended December 31, 1996	-	-	-	(12,260)	(12,260)
Balance, December 31, 1996	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 1997	-	-	-	-	-
Balance, December 31, 1997	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 1998	-	-	-	-	-
Balance, December 31, 1998	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 1999	-	-	-	-
Balance, December 31, 1999	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 2000	-	-	-	-	-
Balance, December 31, 2000	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 2001	-	-	-	-	-
Balance, December 31, 2001	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 2002	-	-	-	-	-
Balance, December 31, 2002	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 2003	-	-	-	-	-
Balance, December 31, 2003	3,163,012	15,815	601,550	(617,365)	-

Net loss for the year
ended December 31, 2004	-	-	-	-	-
Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-

Net loss for the year
ended December 31, 2005	-	-	-	(1,476)	(1,476)
Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)

Net loss for the year
ended December 31, 2006	-	-	-	-	-
Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)

Common stock issued for
services at $0.005 per
share on May 9, 2007	30,000,000	150,000	-	-	150,000

Net loss for the year
ended December 31, 2007	-	-	-	(150,000)	(150,000)
Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)

Net loss for the year ended
December 31, 2008	-	-	-	(1,605)	(1,605)
Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)

Net loss for the year ended
December 31, 2009	-	-	-	(2,150)	(2,150)
Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)

Common stock issued for patents
at $0.25 per share	5,000,000	25,000	1,225,000	-	1,250,000
Common stock issued for services
at $1.02 per common share	5,205,000	26,025	5,283,075	-	5,309,100
Contributed capital	-	-	13,284	-	13,284

Net loss for the year ended
December 31, 2010	-	-		(7,026,356)	(7,026,356)
Balance, December 31, 2010	43,368,012	216,840	7,122,909	(7,798,952)	(459,203)

Common stock issued for services
at $1.05 per share	145,000	725	151,525	-	152,250
Common stock issued for services
at $1.01 per share	150,000	750	150,750	-	151,500

Net loss for the year ended
December 31, 2011	-	-	-	(270,109)	(270,109)
Balance, December 31, 2011	43,663,012	$218,315	$7,425,184	$(8,069,061)	$(425,562)
The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on August 5,
	For the Year Ended		1987 Through
	December 31,		December 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(270,109)	$(7,026,356)	$(11,790,771)
Adjustments to reconcile loss
to cash flows from operating activities
Common stock issued for services	303,750	5,309,100	9,487,020
Common stock issued for research and
development costs	-	1,250,000	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	-	13,284	65,620
Changes in operating assets and liabilities
Accounts payable	(4,707)	81,045	79,838
Account payable - related parties	(135,027)	148,269	13,242
Increase in accrued salaries	128,264	224,658	352,922

Net Cash Used
in Operating Activities	22,171	-	22,171

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

NET INCREASE IN CASH	22,171	-	22,171

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$22,171	$-	$22,171

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31. The Company has realized revenues of $640,000 as of December 31, 2011 and is classified as a development stage enterprise.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2011 and 2010 the Company had $22,171 and $-0- of cash and cash equivalents, respectively.

Revenue Recognition

The Company’s source of revenue is the sale of patents. The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2011 and 2010, respectively.

Stock-based Compensation

The Company adopted SFAS No. 123-R (ASC 718) effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2011, the Company has issued $63,000 payments to its employees.

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

Basic (Loss) per Common Share (continued)

The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011 and 2010.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Loss (numerator)	$(270,109)	$(7,026,356)
Shares (denominator)	43,554,656	40,696,409
Per share amount	$(0.01)	$(0.17)

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

NOTE 5 – RELATED PARTY NOTE

Various startup expenses of the Company including purchase of property and equipment, officer’s compensation and general and administrative expenses have been paid for using funds provided by the shareholders of the Company. The loans are non-interest bearing, unsecured and due upon demand. The Company owes $14,973 and $150,000 for such loans as of December 31, 2011 and 2010, respectively.

NOTE 6 – SALE OF PATENTS

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

NOTE 7 - STOCK PURCHASE AGREEMENT

On June 17, 2011, Protect Pharmaceutical Corporation finalized the execution of an Investment Agreement with Kodiak Capital Group, LLC, a Delaware limited liability company. The Agreement provides the

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

NOTE 8 – COMMON STOCK

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

December 31, 2011 and 2010

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

NOTE 9 – RESEARCH AND DEVELOPMENT COSTS

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

NOTE 10 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	December 31, 2011	December 31, 2010
Income tax expense at statutory rate	$(105,343)	$(2,740,279)
Stock issued for assets and services	118,463	2,558,049
Valuation allowance	(13,120)	182,230
Income tax expense per books	$-	$-

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

Net deferred tax assets consist of the following components as of:

	December 31, 2011	December 31, 2010
NOL carryover	$(2,741,743)	$(1,464)
Stock issued for assets and services	2,856,399	298,350
Valuation allowance	(114,656)	(296,886)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $471,01 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SIGNIFICANT AGREEMENTS

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report, and there are no other material subsequent events to report.

(a)        Exhibits

Exhibit No.	Exhibit Name
2.1*	Patent Acquisition Agreement
2.2*	Patent Portfolio
3.1*	Articles of Incorporation
3.2*	Certificate of Amendment - Capitalization Change
3.3*	Certificate of Amendment - Name Change 2006
3.4*	Certificate of Amendment - Name Change 2010
3.5*	By-Laws
4.1*	Instrument defining rights of holders – Specimen Stock Certificate
10.1*	Employment Agreement – Ramesha Sesha
10.2**	Employment Agreement – William D. Abajian
10.3***	Patent Purchase Agreement with Grünenthal GmbH
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as exhibit to Form 10 filed June 8, 2010.
**	Previously filed as exhibit to Amendment No.1 Form 10 filed July 21, 2010.

***	Previously files as exhibit to Form 8-K filed on February 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protect Pharmaceutical Corporation

By:	/S/ GEOFF WILLIAMS
Chief Operating Officer
Dated: May 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEOFF WILLIAMS	Chief Operating Officer and director	May 17, 2012
Geoff Williams	Principal Executive Officer,
/S/ Keith Elison	Principal Accounting Officer	May 17, 2012
Keith Elison