Form 10-K/A
period 2011-12-31
PROTECT PHARMACEUTICAL Corp
filed 2012-09-07
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of shares of the registrant’s common stock outstanding as of September 5, 2012 was 44,538,012.

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

Employees

We currently have three employees - our Chief Operating Officer, our Chief Financial Officer, and our Secretary/Treasurer. We are presently considering the possibility of additional employees, but will add employees only as our business demands warrant and we have the necessary available funds. We also plan to engage consultants from time to time to perform services on a per diem or hourly basis.

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

Facilities

Our principal offices are located at 2681 Parleys Way, Suite 204, Salt Lake City, UT 84109. Because we anticipate that our products will be developed by contract manufacturers, we will not initially require production or research space. Management believes that the current facilities are adequate for the immediate future.

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

We currently have outstanding 44,538,012 shares of common stock, of which 42,835,192 shares are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. Sales of a substantial number of these shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B

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

Recent Issuances of Securities

During the year ended December 31, 2011 the Company issued an aggregate of 295,000 common shares as consideration for services rendered.  Of these shares, 145,000 were issued at $1.05 per share, and the remaining 150,000 were issued at $1.01 per share.  The Company issued an additional 875,000 common shars as consideration for services rendered at $1.00 per share.  All of the aforementioned shares were all issued pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

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

Results of Operations

We did not realize revenues for the years ended December 31, 2011 and 2010. Our operating expenses totaled $1,401,484 and $7,026,356, respectively.  Our 2011 expenses consisted of $100,520 in research and development, $728,793 in professional fees, $482,246 in executive compensation, and $89,925 in general and administrative expenses.  In 2011 we also recorded a gain on sale of patents in the amount of $640,000.  The significant operating expenses incurred in 2010 resulted primarily due to our acquisition of patent applications; this consisted of $1,253,020 for research and development related to the acquisition of patent applications for stock and other research and development expenses, executive compensation of $5,380,758 related to the issuance of stock for services, professional fees of $239,572, and general and administrative expenses of $153,006, primarily in stock for professional and consulting services. These factors resulted in net losses of $761,484 ($0.02 per share) and $7,026,356 ($0.17 per share) for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Total assets at December 31, 2011 and 2010 were $513,838 and $-0-, respectively.  All of the Company’s assets at December 31, 2011 relate to cash held in the Company bank account and prepaid expenses.  Total liabilities at December 31, 2011 and 2010 were $542,729 and $459,203, respectively.  In 2011, these liabilities consisted primarily of $60,985 in accounts payable and accrued expenses, $4,507 in accounts payable to related parties, and $477,237 in accrued officer salaries.  In 2010 the Company’s liabilities consisted primarily consisting of $84,545 in accounts payable, $150,000 in accounts payable – related parties due to advances from a stockholder, and $224,658 in accrued officer salaries.

Because currently we have no revenues, our only cash reserves are the result of the sale of patent applications in January 2011, for the immediate future we will have to rely on our directors and/or stockholders to pay expenses or raise funds through the private placement of securities. There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs. At December 31, 2011, we had stockholders’ deficit of $28,891 compared to a stockholders’ deficit of $459,203 at December 31, 2010.

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

Net Operating Loss

We have accumulated approximately $2,660,686 of net operating loss carryforwards as of December 31, 2011. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2012 through 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2011 and 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

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

Keith Elison.  Mr. Elison has served as chief financial officer since April, 2011. From 1994 to the present, Mr. Elison has more than twelve years of experience in public company accounting and SEC compliance and reporting issues.  Mr. Elison was previously associated as an auditor with HJ & Associates, LLC in Salt Lake City, Utah for five years.  For the past seven years, he has been a financial consultant and partner with J & J Consulting, LLC in Farmington, Utah.  Mr. Elison’s professional experience has mainly involved providing accounting and financial reporting assistance for small and medium-sized publicly held companies.

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

Under the terms of Mr. Ramesha Sesha’s employment agreement, he was to receive a salary of $250,000 per year, with annual increases, for his services as Chief Operating Officer. No salary was paid to him in 2010.  Only a portion of his salary was paid to him in 2011, with the unpaid balance being recorded as accrued officer salaries.  Upon his resignation in January, 2012, Mr. Sesha’s accrued officer salary remained unpaid.

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

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 44,530,812 shares of common stock outstanding as of September 5, 2012. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable. The address of each person listed below, unless otherwise indicated, is c/o Protect Pharmaceutical Corporation, 116 Village Boulevard, Suite 200, Princeton, New Jersey 08540.

Name and Address	Amount and Nature of		Percent
of Beneficial Owner	Beneficial Ownership		of Class(1)
Directors and Executive Officers
Geoff Williams	2,785,556		6.3%
2681 East Parleys Way, Suite
204
Salt Lake City, UT 84109
Keith M Elison	60,000		< 1.0%
11544 S. Autumn Hill Dr
Sandy, UT 84094

5% Stockholders
Ramesha Sesha (2)	5,000,000	(2)	11.2%
Nectid Inc.(3)	5,000,000		11.2%
116, Village Boulevard
Princeton, NJ 0854
Edward F. Cowle	8,250,000		18.5%
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
GBB Limited (4)
c/o Lion Corporate Services	15,000,000		33.6%
Cumberland House
#27 Cumberland Street / Box N-10818
Nassau, New Providence
Geoff Williams	2,785,556		6.3%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
H. Deworth Williams	6,562,556		14.7%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
William D. Abajian	5,000,000		11.2%
All directors and officers	5,000,000		11.2%
a group (1 person) (5)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 44,530,812 shares of common stock outstanding on September 5, 2012.

(2)	These 5,000,000 shares are held by Nectid, Inc., of which Mr. Sesha was the principal owner, and the shares are depicted below in the name of Nectid, Inc.
(3)

Nectid Inc. is a Delaware corporation with offices in Princeton, New Jersey and principally owed by Ramesha Sesha, our director and Chief Operating Officer who has voting control and investment power over the shares.

(4)	GBB Limited is a Bahamian corporation entity principally controlled by Barry Herman, who has voting control and investment power over the shares.
(5)	Includes 5,000,000 shares held in the name of Nectid Inc., that is controlled by Ramesha Sesha, our former director and Chief Operation Officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

PROTECT PHARMACEUTICAL CORPORATION

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

December 31, 2011 and 2010

PROTECT PHARMACEUTICAL CORPORATION

TABLE OF CONTENTS

Page

Audit Report of Independent Accountants

F-1

Balance Sheets – December 31, 2011 and 2010

F-2

Statements of Operations for the years ended December 31, 2011 and 2010 and from inception on August 5, 1987 through December 31, 2011

F-3

Statements of Members’ Equity from inception on August 5, 1987 through December 31, 2011

F-4

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and from inception on August 5, 1987 through December 31, 2011

F-5

Notes to Financial Statements

F-6

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Protect Pharmaceutical Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Protect Pharmaceutical Corporation (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the period from inception on August 5, 1987 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protect Pharmaceutical Corporation (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the period from inception on August 5, 1987 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates

Salt Lake City, UT

August 28, 2012

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash	22,171	-
Prepaid Expenses	$491,667	$-

Total Current Assets	513,838	-

TOTAL ASSETS	$513,838	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$60,985	$84,545
Accounts payable - related parties	4,507	150,000
Accrued officer salaries	477,237	224,658

Total Current Liabilities	542,729	459,203

TOTAL LIABILITIES	542,729	459,203

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 44,538,012 and 43,368,012
shares issued and outstanding, respectively	222,690	216,840
Additional paid-in capital	8,308,855	7,122,909
Deficit accumulated during the development stage	(8,560,436)	(7,798,952)

Total Stockholders' Deficit	(28,891)	(459,203)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$513,838	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 5,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

EXPENSES

Research and development	100,520	1,253,020	1,353,540
Professional fees	728,793	239,572	968,365
Executive compensation	482,246	5,380,758	5,863,004
General and administrative	89,925	153,006	396,686

LOSS FROM OPERATIONS	(1,401,484)	(7,026,356)	(8,581,595)

OTHER INCOME

Proceeds from sale of patents	640,000	-	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(761,484)	(7,026,356)	(7,941,595)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,340,551)

Income Taxes	-	-	-

NET LOSS	$(761,484)	$(7,026,356)	$(12,282,146)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.02)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	43,854,313	40,696,409

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, December 31, 1989	1,003,012	$5,015	$3,716,455	$(3,721,560)	$(90)

Net loss for the year ended
December 31, 1990	-	-	-	(30)	(30)

Balance, December 31, 1990	1,003,012	5,015	3,716,455	(3,721,590)	(120)

Net loss for the year ended
December 31, 1991	-	-	-	(30)	(30)

Balance, December 31, 1991	1,003,012	5,015	3,716,455	(3,721,620)	(150)

Net loss for the year ended
December 31, 1992	-	-	-	(30)	(30)

Balance, December 31, 1992	1,003,012	5,015	3,716,455	(3,721,650)	(180)

Net loss for the year ended
December 31, 1993	-	-	-	(30)	(30)

Balance, December 31, 1993	1,003,012	5,015	3,716,455	(3,721,680)	(210)

Quasi - reorganization (Note 4)	-	-	(3,721,710)	3,721,710	-

Net loss for the year ended
December 31, 1994	-	-	-	(30)	(30)

Balance, December 31, 1994	1,003,012	5,015	(5,255)	-	(240)

Common stock issued for
services rendered at $15.00
per share on June 12, 1995	160,000	800	599,200	-	600,000

Additional capital contributed	-	-	2,605	-	2,605

Net loss for the year ended
December 31, 1995	-	-	-	(605,105)	(605,105)

Balance, December 31, 1995	1,163,012	$5,815	$596,550	$(605,105)	$(2,740)

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-
Net loss for the year
ended December 31, 2005	-	-	-	(1,476)	(1,476)

Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)
Net loss for the year
ended December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)
Common stock issued for services at
$0.005 per share on May 9, 2007	30,000,000	150,000	-	-	150,000
Net loss for the year
ended December 31, 2007	-	-	-	(150,000)	(150,000)

Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)
Net loss for the year ended
December 31, 2008	-	-	-	(1,605)	(1,605)

Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)
Net loss for the year ended
December 31, 2009	-	-	-	(2,150)	(2,150)

Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)
Common stock issued for patents
at $0.25 per share	5,000,000	25,000	1,225,000	-	1,250,000
Common stock issued for services
at $1.02 per common share	5,205,000	26,025	5,283,075	-	5,309,100
Contributed capital	-	-	13,284	-	13,284
Net loss for the year ended
December 31, 2010	-	-	-	(7,026,356)	(7,026,356)

Balance, December 31, 2010	43,368,012	216,840	7,122,909	(7,798,952)	(459,203)
Common stock issued for services
at $1.05 per share	145,000	725	151,525	-	152,250
Common stock issued for services
at $1.01 per share	150,000	750	150,750	-	151,500
Common stock issued for services
at $1.00 per share	875,000	4,375	870,625	-	875,000
Contributed capital	-	-	13,046	-	13,046
Net loss for the year ended
December 31, 2011	-	-	-	(761,484)	(761,484)
Balance, December 31, 2011	44,538,012	$222,690	$8,308,855	$(8,560,436)	$(28,891)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on August 5,
	For the Year Ended		1987 Through
	December 31,		December 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(761,484)	$(7,026,356)	$(12,282,146)
Adjustments to reconcile loss
to cash flows from operating activities
Common stock issued for services	687,083	5,309,100	9,870,353
Common stock issued for research and
development costs	-	1,250,000	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	-	13,284	65,620
Changes in operating assets and liabilities
Accounts payable	(23,560)	81,045	60,985
Account payable - related parties	-	148,269	148,269
Increase in accrued salaries	252,579	224,658	477,237
Net Cash Used
in Operating Activities	154,618	-	154,618

FINANCING ACTIVITIES
Capital contributed by officer	13,046	-	13,046
Repayment of related party payable	(145,493)	-	(145,493)
Net Cash Used
in Financing Activities	(132,447)	-	(132,447)

NET INCREASE IN CASH	22,171	-	22,171

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$22,171	$-	$22,171

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$750,000	$-	$-

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

As of June 15, 2006, the name of the Company changed to Pro-Tect, Inc. and its domicile was moved to the state of Nevada.  Subsequently, the Company changed its name on March 25, 2010 to Protect Pharmaceutical Corporation. Since that date the Company has engaged in licensing its patented pharmaceuticals technologies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31. The Company has realized no revenues from operations as of December 31, 2011 and is classified as a development stage enterprise.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation in the December 31, 2011 financial statements.

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

Revenue Recognition

The Company’s source of revenue is the sale of patents. The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with ASC 605 “Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2011 and 2010, respectively.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2011 and 2010, the Company issued $$1,178,750 and $5,309,100, respectively, in share-based payments for services.

Provision for Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740 at the beginning of fiscal year 2009. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

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

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Loss (numerator)	$(761,484)	$(7,026,356)
Shares (denominator)	43,854,656	40,696,409
Per share amount	$(0.02)	$(0.17)

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

NOTE 5 – RELATED PARTY PAYABLE

Various startup expenses of the Company including purchase of property and equipment, officer’s compensation and general and administrative expenses have been paid for using funds provided by two directors of the Company. The liabilities are non-interest bearing, unsecured and due upon demand. The Company owed $4,507 and $150,000 for such payables as of December 31, 2011 and 2010, respectively.

NOTE 6 – SALE OF PATENTS

On January 31, 2011, the Company finalized and closed a Patent Purchase Agreement (the “Agreement”) with Grünenthal GmbH (“Grünenthal”), a company organized under the laws of Germany.  Pursuant to the terms of the Agreement, the Company sold to Grünenthal all of the Company’s rights title and interest in and to certain inventions described and claimed in certain patents and patent applications (collectively “the Patents”), including without limitation, all extensions, continuations, provisions, derivatives and related applications thereof.  The Patents relate to Opioid Formulations and Methods of treating acute and chronic pain.

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

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 7 - STOCK PURCHASE AGREEMENT (Continued)

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

On April 11, 2011, the Board of Directors appointed a new Chief Financial Officer, effective immediately and for a term of twelve months.  The Company issued 60,000 shares of its common stock at $1.05 per share to the officer as compensation for his services for an aggregate value of $63,000.  On the same date, the Company also issued 85,000 shares of its common stock at $1.05 per share to two consultants as compensation for professional services for an aggregate value of $89,250.

On June 17, 2011, the Company issued 150,000 shares of common stock at $1.01 per share to a consultant for services rendered. The cost of the shares was valued at the trading price on the issuance date of $1.01 per share for an aggregate value of $151,500.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 8 – COMMON STOCK (CONTINUED)

On August 29, 2011 the Company issued 125,000 shares of its common stock to board members as compensation. The cost of the shares was valued at the trading price on the issuance date of $1.00 per share for an aggregate value of $125,000.

On August 29, 2011 the Company issued 750,000 shares of common stock pursuant to a consulting agreement. The cost of services was valued at the trading price of the shares on the issuance date of $1.00 per share for an aggregate value of $750,000. This amount was amortized as appropriate for 2011, with the balance recorded as a prepaid asset as of December 31, 2011.

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

As part of the Patent Acquisition Agreement, the Company has agreed to pay a royalty equal to 20% of gross sales from licensing fees or net sales.  Additionally, the Company is obligated to achieve the following developmental milestones:

a)	Commercially reasonable efforts must begin within 12 months of the agreement
b)	File an Investigational New Drug (IND) application for at least one product within two years of closing
c)	Initiate clinical studies for at least one product within three years of closing
d)	Commercialize at least one product within five years of closing

NOTE 10 – INCOME TAXES

The Company provides for income taxes under ASC 740 “Tax Provisions”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to net loss before provision for income taxes for the following reasons:

	December 31, 2011	December 31, 2010
Income tax expense at statutory rate	$(258,905)	$(2,388,961)
Stock issued for assets and services	400,775	2,230,094
Valuation allowance	29,817	171,687
Income tax expense per books	$-	$-

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 10 – INCOME TAXES (Continued)

Net deferred tax assets consist of the following components as of:

	December 31, 2011	December 31, 2010
NOL carryover	$(2,660,686)	$(2,401,781)
Stock issued for assets and services	2,630,869	2,230,094
Valuation allowance	18,273	160,144
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $453,415 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
Dated: September 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEOFF WILLIAMS	Chief Operating Officer and director	September 6, 2012
Geoff Williams	Principal Executive Officer,
/S/ Keith Elison	Principal Accounting Officer	September 6, 2012
Keith Elison