Form 10-K/A
period 2011-12-31
PROTECT PHARMACEUTICAL Corp
filed 2013-05-31
CIK 1493526

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

The number of shares of the registrant’s common stock outstanding as of May 28, 2013 was 44,573,012.

EXPLANATORY NOTE

The Company determined that it needed to restate its audited financial statements for the year ended December 31, 2011, as contained in its Annual Report on Form 10K/A, filed September 7, 2012.

The Company determined that it had not recorded the issuance of 35,000 shares of common stock for services. The shares were issued on October 4, 2011. The cost of the shares was valued at the trading price on the issuance date of $0.98 per share for an aggregate value of $34,300.

As a result, the Company understated its net loss by $34,300 for the years ended December 31, 2011.  In these restated financial statements at December 31, 2011, the issuance of the shares has been accounted for as a general and administrative expense. As a result there was an increase in general and administrative expense, net loss, and accumulated deficit of $34,300 during the year ended December 31, 2011.

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

We currently have outstanding 44,573,012 shares of common stock, of which 42,835,192 shares are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. Sales of a substantial number of these shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

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

Our common stock is currently quoted on the OTCQB under the symbol PRTT. There is currently a limited public trading market for our shares and there has been only sporadic trades. The last reported trade on March 21, 2013 was $0.05 Accordingly, we are not including a historical trading table.

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

Recent Issuances of Securities

During the year ended December 31, 2011 the Company issued an aggregate of 1,205,000 common shares as consideration for services rendered.  Of these shares, 145,000 shares were issued at $1.05 per share, 150,000 were issued at $1.01 per share, 35,000 shares were issued at $0.98 per share, and 875,000 shares were issued at $1.00 per share.  All of the aforementioned shares were all issued pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

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

Results of Operations

We did not realize revenues for the years ended December 31, 2011 and 2010. Our operating expenses totaled $1,435,784 and $7,026,356, respectively.  Our 2011 expenses consisted of $100,520 in research and development, $728,793 in professional fees, $482,246 in executive compensation, and $124,925 in general and administrative expenses.  In 2011 we also recorded a gain on sale of patents in the amount of $640,000.  The significant operating expenses incurred in 2010 resulted primarily due to our acquisition of patent applications; this consisted of $1,253,020 for research and development related to the acquisition of patent applications for stock and other research and development expenses, executive compensation of $5,380,758 related to the issuance of stock for services, professional fees of $239,572, and general and administrative expenses of $153,006, primarily in stock for professional and consulting services. These factors resulted in net losses of $795,784 ($0.02 per share) and $7,026,356 ($0.17 per share) for the years ended December 31, 2011 and 2010, respectively.

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

Net Operating Loss

We have accumulated approximately $2,672,348 of net operating loss carryforwards as of December 31, 2011. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2012 through 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2011 and 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

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

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 44,573,012 shares of common stock outstanding as of May 28, 2013. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable. The address of each person listed below, unless otherwise indicated, is c/o Protect Pharmaceutical Corporation, 116 Village Boulevard, Suite 200, Princeton, New Jersey 08540.

Name and Address	Amount and Nature of		Percent
of Beneficial Owner	Beneficial Ownership		of Class(1)
Directors and Executive Officers
Geoff Williams	2,785,556		%
2681 East Parleys Way, Suite
204
Salt Lake City, UT 84109
Keith M Elison	60,000		< 1.0%
11544 S. Autumn Hill Dr
Sandy, UT 84094

5% Stockholders
Ramesha Sesha (2)	5,000,000	(2)	11.2%
Nectid Inc.(3)	5,000,000		11.2%
116, Village Boulevard
Princeton, NJ 0854
Edward F. Cowle	8,250,000		18. %
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
GBB Limited (4)
c/o Lion Corporate Services	15,000,000		33.6%
Cumberland House
#27 Cumberland Street / Box N-10818
Nassau, New Providence
Geoff Williams	2,785,556		6.3%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
H. Deworth Williams	6,562,556		14.7%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
William D. Abajian	5,000,000		11.2%
All directors and officers	5,000,000		11.2%
a group (1 person) (5)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 44,573,012 shares of common stock outstanding on May 28, 2013.

(2)	These 5,000,000 shares are held by Nectid, Inc., of which Mr. Sesha was the principal owner, and the shares are depicted below in the name of Nectid, Inc.
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

As mentioned in Note 12, the accompanying financial statements have been restated for the correction of errors relating to the accounting for shares issued to service providers of the Company during 2011 which was previously unrecorded.

/s/ Sadler, Gibb & Associates

Salt Lake City, UT

August 28, 2012, except for Notes 8, 10 and 12, as to which the date is May 29, 2013

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010
	(as restated)
CURRENT ASSETS

Cash	22,171	-
Prepaid Expenses	$491,667	$-

Total Current Assets	513,838	-

TOTAL ASSETS	$513,838	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$60,985	$84,545
Accounts payable - related parties	4,507	150,000
Accrued officer salaries	477,237	224,658

Total Current Liabilities	542,729	459,203

TOTAL LIABILITIES	542,729	459,203

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 44,573,012 and 43,368,012
shares issued and outstanding, respectively	222,865	216,840
Additional paid-in capital	8,342,980	7,122,909
Deficit accumulated during the development stage	(8,594,736)	(7,798,952)

Total Stockholders' Deficit	(28,891)	(459,203)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$513,838	$-

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 5,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2011	2010	2011
	(as restated)		(as restated)
REVENUES	$-	$-	$-

EXPENSES

Research and development	100,520	1,253,020	1,353,540
Professional fees	728,793	239,572	968,365
Executive compensation	482,246	5,380,758	5,863,004
General and administrative	124,225	153,006	430,986

LOSS FROM OPERATIONS	(1,435,784)	(7,026,356)	(8,615,895)

OTHER INCOME

Proceeds from sale of patents	640,000	-	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(795,784)	(7,026,356)	(7,975,895)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,340,551)

Income Taxes	-	-	-

NET LOSS	$(795,784)	$(7,026,356)	$(12,316,446)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.02)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	43,862,848	40,696,409

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-
Net loss for the year
ended December 31, 2005	-	-	-	(1,476)	(1,476)

Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)
Net loss for the year
ended December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)
Common stock issued for services at
$0.005 per share on May 9, 2007	30,000,000	150,000	-	-	150,000
Net loss for the year
ended December 31, 2007	-	-	-	(150,000)	(150,000)

Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)
Net loss for the year ended
December 31, 2008	-	-	-	(1,605)	(1,605)

Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)
Net loss for the year ended
December 31, 2009	-	-	-	(2,150)	(2,150)

Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)
Common stock issued for patents
at $0.25 per share	5,000,000	25,000	1,225,000	-	1,250,000
Common stock issued for services
at $1.02 per common share	5,205,000	26,025	5,283,075	-	5,309,100
Contributed capital	-	-	13,284	-	13,284
Net loss for the year ended
December 31, 2010	-	-	-	(7,026,356)	(7,026,356)

Balance, December 31, 2010	43,368,012	216,840	7,122,909	(7,798,952)	(459,203)
Common stock issued for services
at $1.05 per share	145,000	725	151,525	-	152,250
Common stock issued for services
at $1.01 per share	150,000	750	150,750	-	151,500
Common stock issued for services
at $1.00 per share	875,000	4,375	870,625	-	875,000
Common stock issued for services
At $0.98 per share	35,000	175	34,125	-	34,300

Contributed capital	-	-	13,046	-	13,046
Net loss for the year ended
December 31, 2011	-	-	-	(795,784)	(761,484)
Balance, December 31, 2011 (as restated)	44,573,012	$222,865	$8,342,980	$(8,594,736)	$(28,891)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on August 5,
	For the Year Ended		1987 Through
	December 31,		December 31,
	2011	2010	2011
	(as restated)		(as restated)
OPERATING ACTIVITIES

Net loss	$(795,784)	$(7,026,356)	$(12,316,446)
Adjustments to reconcile loss
to cash flows from operating activities
Common stock issued for services	721,383	5,309,100	9,904,653
Common stock issued for research and
development costs	-	1,250,000	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	-	13,284	65,620
Changes in operating assets and liabilities
Accounts payable	(23,560)	81,045	60,985
Account payable - related parties	-	148,269	148,269
Increase in accrued salaries	252,579	224,658	477,237
Net Cash Used
in Operating Activities	154,618	-	154,618

FINANCING ACTIVITIES
Capital contributed by officer	13,046	-	13,046
Repayment of related party payable	(145,493)	-	(145,493)
Net Cash Used
in Financing Activities	(132,447)	-	(132,447)

NET INCREASE IN CASH	22,171	-	22,171

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$22,171	$-	$22,171

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$750,000	$-	$750,000

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

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2011 and 2010, the Company issued $$1,213,050 and $5,309,100, respectively, in share-based payments for services.

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

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Loss (numerator)	$(795,784)	$(7,026,356)
Shares (denominator)	43,862,848	40,696,409
Per share amount	$(0.02)	$(0.17)

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

On October 4, 2011, the Company issued 35,000 shares of common stock for services. The cost of the shares was valued at the trading price on the issuance date of $0.98 per share for an aggregate value of $34,300.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to net loss before provision for income taxes for the following reasons:

	December 31, 2011	December 31, 2010
Income tax expense at statutory rate	$(270,567)	$(2,388,961)
Stock issued for assets and services	412,237	2,230,094
Valuation allowance	(141,870)	171,687
Income tax expense per books	$-	$-

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 10 – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of:

	December 31, 2011	December 31, 2010
NOL carryover	$(2,672,348)	$(2,401,781)
Stock issued for assets and services	2,642,531	2,230,094
Valuation allowance	29,817	160,144
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $53,745 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 12 – RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS

The Company determined that it needed to restate its audited financial statements for the year ended December 31, 2011, as contained in its Annual Report on Form 10K/A, filed September 7, 2012.

The Company determined that it had not recorded the issuance of 35,000 shares of common stock for services. The shares were issued on October 4, 2011. The cost of the shares was valued at the trading price on the issuance date of $0.98 per share for an aggregate value of $34,300.

As a result, the Company understated its net loss by $34,300 for the years ended December 31, 2011.  In these restated financial statements at December 31, 2011, the issuance of the shares has been accounted for as a general and administrative expense. As a result there was an increase in general and administrative expense, net loss, and accumulated deficit of $34,300 during the year ended December 31, 2011.

NOTE 13 – SUBSEQUENT EVENTS

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
Dated: May 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEOFF WILLIAMS	Chief Operating Officer and director	May 31, 2013
Geoff Williams	Principal Executive Officer,
/S/ Keith Elison	Principal Accounting Officer	May 31, 2013
Keith Elison

/S/ Nancy Ah Chong	Director	May 31, 2013
Nancy Ah Chong