Form 10-Q
period 2012-03-31
PROTECT PHARMACEUTICAL Corp
filed 2013-05-31
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

Commission File Number  000-54001

PROTECT PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

759 Bloomfield Avenue, Suite 411, West Caldwell, New Jersey 07006

(Address of principal executive offices)

(973) 568-1617

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ¨    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ¨    No  x

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 28, 2013

Common Stock, $0.005 par value	44,573,012

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at March 31, 2012 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2011 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS

Cash	-	22,171
Prepaid Expenses	$304,167	$491,667

Total Current Assets	304,167	513,838

TOTAL ASSETS	$304,167	$513,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$69,518	$60,985
Accounts payable - related parties	8,334	4,507
Other accrued expenses	486,826	477,237

Total Current Liabilities	564,678	542,729

TOTAL LIABILITIES	564,678	542,729

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 44,573,012 and 44,573,012
shares issued and outstanding, respectively	222,865	222,865
Additional paid-in capital	8,342,980	8,342,980
Deficit accumulated during the development stage	(8,826,356)	(8,594,736)

Total Stockholders' Deficit	(260,511)	(28,891)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$304,167	$513,838

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Unaudited Statements of Operations

			From Inception
			on August 5,
	For the Three Months Ended		1987 Through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

EXPENSES

Research and development	-	123,192	1,353,540
Professional Fees	195,167	-	1,163,532
Executive compensation	19,726	68,904	5,882,730
General and administrative	16,727	19,643	447,713

LOSS FROM OPERATIONS	(231,620)	(211,739)	(8,847,515)

OTHER INCOME

Gain on sale of patents		640,000	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(231,620)	428,261	(8,207,515)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,340,551)

Income Taxes	-	-	-

NET LOSS	$(231,620)	$428,261	$(12,548,066)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	44,573,012	43,368,012

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Unaudited Statements of Cash Flows

			From Inception
			on August 5,
	For the Three Months Ended		1987 Through
	March 31,		March 31,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(231,620)	$428,261	$(12,548,066)
Adjustments to reconcile loss
to cash flows from operating activities
Common stock issued for services	-	-	9,904,653
Common stock issued for research and
development costs	-	-	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	-	-	65,620
Changes in operating assets and liabilities
Prepaid expenses	187,500	-	187,500
Accounts payable and accrued expenses	8,533	(7,507)	69,518
Account payable - related parties	3,827	(149,750)	152,096
Other accrued expenses	9,589	27,237	486,826
Net Cash Used
in Operating Activities	(22,171)	298,241	132,447

FINANCING ACTIVITIES
Capital contributed by officer	-	-	13,046
Repayment of related party payable	-	-	(145,493)
Net Cash Used
in Financing Activities	-	-	(132,447)

NET INCREASE IN CASH	(22,171)	298,241	-

CASH AT BEGINNING OF PERIOD	22,171	-	-

CASH AT END OF PERIOD	$-	$298,241	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$-	$-	$750,000

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

Condensed Notes to Unaudited Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  It is the intent of the Company to seek a merger with an existing, operating company.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – ACCOUNTS PAYABLE-RELATED PARTY

The Company owed trade accounts payable to a related party in the amount of $8,334, and $4,507, as of March 31, 2012, and December 31, 2011, respectively.

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

In exchange for the Patents, Grünenthal paid the Company $1,600,000. The Company originally acquired the subject Patents sold to Grünenthal, together with other inventions and patents, in February 2010 pursuant to a Patent Acquisition Agreement with Nectid, Inc. (“Nectid”), a privately held New Jersey company.  Under the terms of the Patent Acquisition Agreement and Addendum, the Company agreed that in the event the Company sold out right any of the patents acquired from Nectid without first undertaking any development of the patents, the proceeds from

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

Condensed Notes to Unaudited Financial Statements

March 31, 2012 and December 31, 2011

NOTE 5 – SALE OF PATENTS (CONTINUED)

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

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

Condensed Notes to Unaudited Financial Statements

March 31, 2012 and December 31, 2011

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

NOTE 9 – SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

We did not realize revenues for the three-month periods ended March 31, 2012 and 2011.   During the three-month periods ended March 31, 2012 and 2011 we had other income resulting from a gain on sale of patents of $-0- and $640,000, respectively. During the three months ended March 31, 2012 (“first quarter”), we recorded total expenses of $231620, consisting of $19,726 in executive compensation, $195,167 in professional fees,  $16,727 in general and administrative expenses, and $-0- in research and development expenses.  In the comparable period of 2011 we recorded expenses totaling $211,739, consisting of $69,904 in executive compensation, $-0- in professional fees, $19,643 in general and administrative expenses and $123,192 in research and development expenses.  These factors resulted in a net loss for the first quarter of 2012 in the amount of $231,620 ($0.01 per share), compared to net income of $428,261 ($0.01 per share) for the three months ended March 31, 2011.

Liquidity and Capital Resources

Total assets at March 31, 2012 were $304,167 which consisted of $-0- in cash and $304,167 in prepaid expenses, compared to $-22,171- in cash and $491,667 in prepaid expenses at December 31, 2011.  Total liabilities at March 31, 2012 were $564,678, consisting primarily of $486,826 in accrued officer salaries and accounts payable of $69,518.  At December 31, 2011, total liabilities were $542,729, consisting primarily of $60,895 in accounts payable and $477,237 in accrued officer salaries.

Because we currently have no revenues, for the immediate future we will have to rely on our existing cash reserves to continue to implement our business activities.   It is likely the only source of funding our future operations will be through the private sale of our securities, either equity or debt.

At March 31, 2012, we had stockholders’ deficit of $260,511 compared to a stockholders’ deficit of $28,891 at December 31, 2011.  The increased deficit is primarily due to the net loss of $231,620 during the three months ended March 31, 2012.

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

 Net Operating Loss

We have accumulated approximately $453,415 of net operating loss carryforwards as of December 31, 2011.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2012 through 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2012 and 2011 or the three months ended March 31, 2012, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.           Defaults Upon Senior Securities

This Item is not applicable.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

On April 11, 2011, our current director Ramesha Sesha assumed the additional positions of Chief Executive Officer, Chief Scientific Officer and Chairman of the Board.  On January 24, 2012, Ramesha Sesha tendered his resignation as a director, Chief Executive Officer, Chief Operating Officer, Chief Scientific Officer, Chairman of the Board and Secretary.  Mr. Sesha served as a director and Chief Operating Officer and Secretary since March 2010 and assumed the addition offices of Chief Executive Officer, Chief Scientific Officer and Chairman of the Board in April 2011.  Mr. Sesha’s resignation was for personal reasons and was effective immediately.  At the time of his resignation, there were no disagreements between Mr. Sesha and the company on any matter relating to the company's operations, policies or practices.

On February 14, 2012, the Board of Directors appointed Geoff Williams and Nancy Ah Chong to become and serve as new directors, effective immediately.  Both Mr. Williams and Ms. Ah Chong previously served on the company’s Board until 2007.

Mr. Williams was also appointed to serve as the company’s Chief Executive Officer, President and Treasurer.  From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings.  Mr. Williams attended the University of Utah and California Institute of the Arts.

Ms. Ah Chong was also appointed to serve as the company’s Secretary.  From August 2004 to the present, she has been an office manager for Williams Investment Company.  Previously, Mrs. Ah Chong was an administrative assistant for Forsgren Associates in Salt Lake City from March 2004 to August 2004.  She has also worked as a customer service representative for Overstock.com from November 2003 to January 2004 and O’Currance from February 2001 to November 2003, and as a marketing and travel coordinator for MGIS from February 2000 to August 2001. Mrs. Ah Chong attended and graduated from the Omaha Institute of Art and Design in Omaha, Nebraska.

On April 11, 2011, the Board of Directors appointed Keith Elison to become and serve as our Chief Financial Officer, effective immediately and for a term of twelve months.  We have issued 60,000 shares of our common stock to Mr. Elison as compensation for his services.

On February 14, 2012, Keith Elison tendered his resignation as a director.  He was originally appointed a director on January 24, 2012.  Mr. Elison’s resignation was for personal reasons and was effective immediately.  At the time of his resignation, there were no disagreements between Mr. Elison and the company on any matter relating to the company's operations, policies or practices.  Mr. Elison retains his position as the company’s Chief Financial Officer, which he has held since April 2011.  Mr. Elison has more than twelve years of experience in public company accounting and SEC compliance and reporting issues.

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

PROTECT PHARMACEUTICAL CORPORATION

Date: MAY 31, 2013	By:	/S/ Geoff Williams

President, C.E.O. and Director

Date: MAY 31, 2013	By:	/S/ KEITH ELISON .
Keith Elison
C.F.O., Chief Accounting Officer