Form 10-Q
period 2012-06-30
PROTECT PHARMACEUTICAL Corp
filed 2013-06-13
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  333-180954

PROTECT PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

759 Bloomfield Avenue, Suite 411, West Caldwell, New Jersey 07006

(Address of principal executive offices)

(973) 568-1617

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 12, 2013
Common Stock, $0.005 par value	44,573,012

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying condensed unaudited balance sheets of Protect Pharmaceutical Corporation at June 30, 2012 and related unaudited statements of operations, and cash flows for the three and six months ended June 30, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2011 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	936	22,171
Prepaid Expenses	$116,667	$491,667

Total Current Assets	117,603	513,838

TOTAL ASSETS	$117,603	$513,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$66,636	$60,985
Accounts payable - related parties	11,745	4,507
Related party payable	1,951	-
Other accrued expenses	489,008	477,237

Total Current Liabilities	569,340	542,729

TOTAL LIABILITIES	568,489	542,729

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 44,573,012 and 44,573,012
shares issued and outstanding, respectively	222,865	222,865
Additional paid-in capital	8,342,980	8,342,980
Deficit accumulated during the development stage	(9,017,582)	(8,594,736)

Total Stockholders' Deficit	(451,737)	(28,891)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$117,603	$513,838

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					From Inception
	For the Three Months Ended		For the Six Months Ended		1987 Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Research and development	-	-	-	123,192	1,353,540
Professional Fees	191,210	286,360	386,377	286,360	1,354,742
Executive compensation	-	200,295	19,726	269,199	5,882,730
General and administrative	16	35,761	16,743	55,405	447,729

LOSS FROM OPERATIONS	(191,226)	(522,416)	(422,846)	(734,156)	(9,038,741)

OTHER INCOME

Proceeds from sale of patents	-	-	-	640,000	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(191,226)	(522,416)	(422,846)	(94,156)	(8,398,741)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,340,551)

Income Taxes	-	-	-	-	-

NET LOSS	$(191,226)	$(522,416)	$(422,846)	$(94,156)	$(12,739,292)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.00)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,573,012	43,520,155	44,573,012	43,444,504

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			on August 5,
	For the Six Months Ended		1987 Through
	June 30,		March 31,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(422,846)	$(94,156)	$(12,738,441)
Adjustments to reconcile loss
to cash flows from operating activities
Common stock issued for services		303,750	9,904,653
Common stock issued for research and
development costs	-		1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	1,000		66,620
Changes in operating assets and liabilities
Accounts payable	5,651	4,815	66,636
Account payable - related parties	7,238	(148,326)	155,507
Prepaid expenses	375,000	-	375,000
Other accrued expenses	11,771	102,032	489,008
Net Cash Provided by (Used
in) Operating Activities	(21,335)	168,115	133,283

FINANCING ACTIVITIES
Capital contributed by officer	-	-	13,046
Proceeds from related party payable	951		100
Repayment of related party payable	-	-	(145,493)
Net Cash Provided by (Used
in) Financing Activities	951	-	(132,347)

NET INCREASE (DECREASE) IN CASH	(21,235)	168,115	936

CASH AT BEGINNING OF PERIOD	22,171	-	-

CASH AT END OF PERIOD	$936	$168,115	$936

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

June 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012 and 2011.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – ACCOUNTS PAYABLE-RELATED PARTY

The Company owed accounts payable to a related party in the amount of $11,745, and $4,507, as of June 30, 2012, and December 31, 2011, respectively. These amounts due are for services provided by related parties.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of June 30, 2012 and December 31, 2011, respectively, the related party payable outstanding balance totaled $1,951 and $-0-. These payables are non-interest bearing, unsecured, and are due on demand.

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

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

June 30, 2012 and December 31, 2011

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

We did not realize revenues for the three-month periods ended June 30, 2012 and 2011. During the three months ended June 30, 2012, we recorded total expenses of $191,226, consisting of $191,210 in professional fees, and $16 in general and administrative expenses. In the comparable period of 2011 we recorded expenses totaling $522,416, consisting of $200,295 in executive compensation, $286,360 in professional fees, and $35,761 in general and administrative expenses.  These factors resulted in a net loss for the three months ended June 30, 2012 in the amount of $190,375 ($0.00 per share), compared to net income of $522,416 ($0.01 per share) for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

We did not realize revenues for the six-month periods ended June 30, 2012 and 2011. During the six-month periods ended June 30, 2012 and 2011 we had other income resulting from a gain on sale of patents of $-0- and $640,000, respectively. During the three months ended June 30, 2012, we recorded total expenses of $422,846, consisting of $386,377 in professional fees, $19,726 in executive compensation, and $16,743 in general and administrative expenses. In the comparable period of 2011 we recorded expenses totaling $734,156, consisting of $123,192 in research and development, $286,360 in professional fees, $269,199 in executive compensation, and $55,405 in general and administrative expenses. These factors resulted in a net loss for the six months ended June 30, 2012 in the amount of $421,995 ($0.01 per share), compared to net income of $94,156 ($0.00 per share) for the six months ended June 30, 2011.

Liquidity and Capital Resources

Total assets at June 30, 2012 were $117,603 which consisted of $936 in cash and $117,603 in prepaid expenses, compared to total assets of $513,838 consisting of $22,171 in cash and $491,667 in prepaid expenses at December 31, 2011. Total liabilities at June 30, 2012 were $569,340, consisting primarily of $489,008 in other accrued expenses and accounts payable of $66,636. At December 31, 2011, total liabilities were $542,729, consisting primarily of $60,985 in accounts payable and $477,237 in other accrued expenses. Net cash used in operating activities was $$22,186 and 168,115 for the six months ended June 30, 2012 and 2011, respectively. Net cash provided by financing activities was $951 and $-0- for the six months ended June 30, 2012 and 2011, respectively.

Because we currently have no revenues, for the immediate future we will have to rely on our existing cash reserves to continue to implement our business activities. It is likely the only source of funding our future operations will be through the private sale of our securities, either equity or debt.

At June 30, 2012, we had stockholders’ deficit of $451,737 compared to a stockholders’ deficit of $28,891 at December 31, 2011.  The increased deficit is primarily due to the net loss of $422,846 during the six months ended June 30, 2012.

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

 Net Operating Loss

We have accumulated approximately $453,415 of net operating loss carryforwards as of December 31, 2011.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2012 through 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal year ended December 31, 2011 or the six months ended June 30, 2012, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

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

PROTECT PHARMACEUTICAL CORPORATION

Date: JUNE 13, 2013	By:	/S/ Geoff Williams

President, C.E.O. and Director

Date: JUNE 13, 2013	By:	/S/ KEITH ELISON .
Keith Elison
C.F.O., Chief Accounting Officer