Form 10-Q/A
period 2012-09-30
PROTECT PHARMACEUTICAL Corp
filed 2013-07-10
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A #1

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

EXPLANATORY NOTE:

9/30/2012 10Q/A FILED TO CORRECT INADVERTENT MISLABELING & SUBSEQUENT UNINTENTIONAL REFILING OF PRIOR PERIOD’S 10Q (6/30/2012) . NO OTHER CHANGES HAVE BEEN MADE.

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying condensed unaudited balance sheets of Protect Pharmaceutical Corporation at September 30, 2012 and related unaudited statements of operations, and cash flows for the three and nine months ended September 30, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2011 audited financial statements included in our registration statement on Form 10.  Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	905	22,171
Prepaid Expenses	$-	$491,667

Total Current Assets	905	513,838

TOTAL ASSETS	$905	$513,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$68,657	$60,985
Accounts payable - related parties	13,165	4,507
Related party payable	4,930	-
Other accrued expenses	489,007	477,237

Total Current Liabilities	575,759	542,729

TOTAL LIABILITIES	575,759	542,729

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 44,573,012 and 44,573,012
shares issued and outstanding, respectively	222,865	222,865
Additional paid-in capital	8,342,980	8,342,980
Deficit accumulated during the development stage	(9,140,699)	(8,594,736)

Total Stockholders' Deficit	(574,854)	(28,891)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$905	$513,838

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		1987 Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Research and development	-	-	-	123,192	1,353,540
Professional Fees	123,087	41,856	509,464	328,216	1,477,829
Executive compensation	-	97,054	19,726	366,233	5,882,730
General and administrative	30	24,661	16,773	80,066	447,759

LOSS FROM OPERATIONS	(123,117)	(163,571)	(545,963)	(897,707)	(9,161,858)

OTHER INCOME

Proceeds from sale of patents		-		640,000	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(123,117)	(163,571)	(545,963)	(257,707)	(8,521,007)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,340,551)

Income Taxes	-	-	-	-	-

NET LOSS	$(123,117)	$(163,571)	$(545,963)	$(257,707)	$(12,861,558)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	44,573,012	43,663,012	44,573,012	43,518,140

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			From Inception
			on August 5,
	For the Nine Months Ended		1987 Through
	September 30,		September 30,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(545,963)	$(257,707)	$(12,861,558)
Adjustments to reconcile loss
to cash flows from operating activities
Common stock issued for services		303,750	9,904,653
Common stock issued for research and
development costs	-		1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	3,979		69,599
Gain on sale of patent		(640,000)
Changes in operating assets and liabilities
Accounts payable	7,672	13,653	68,657
Account payable - related parties	8,658	(148,072)	156,927
Prepaid expenses	491,667	-	491,667
Other accrued expenses	11,770	136,566	489,007

Net Cash Provided by (Used
in) Operating Activities	(22,217)	(591,810)	133,252

INVESTING ACTIVITIES
Proceeds from sale of patent	-	640,000	-

Net Cash Provided by (Used
in) Financing Activities	-	640,000	-

FINANCING ACTIVITIES	-	-	-
Capital contributed by officer	-	-	13,046
Proceeds from related party payable	951		100
Repayment of related party payable	-	-	(145,493)
Net Cash Provided by (Used
in) Financing Activities	951	-	(132,347)

NET INCREASE (DECREASE) IN CASH	(21,266)	48,190	905

CASH AT BEGINNING OF PERIOD	22,171	-	-

CASH AT END OF PERIOD	$905	$48,190	$905

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$-	$750,000	$750,000

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

September 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012 and 2011.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – ACCOUNTS PAYABLE-RELATED PARTY

The Company owed accounts payable to a related party in the amount of $13,165, and $4,930, as of June 30, 2012, and December 31, 2011, respectively. These amounts due are for services provided by related parties.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of September 30, 2012 and December 31, 2011, respectively, the related party payable outstanding balance totaled $4,930 and $-0-. These payables are non-interest bearing, unsecured, and are due on demand.

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

September 30, 2012 and December 31, 2011

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

We did not realize revenues for the three-month periods ended September 30, 2012 and 2011. During the three months ended September 30, 2012, we recorded total expenses of $123,117, consisting of $123,087 in professional fees, and $30 in general and administrative expenses. In the comparable period of 2011 we recorded expenses totaling $163,571, consisting of $97,054 in executive compensation, $41,856 in professional fees, and $24,661 in general and administrative expenses. These factors resulted in a net loss for the three months ended September 30, 2012 in the amount of $123,117 ($0.00 per share), compared to net loss of $163,571 ($0.00 per share) for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

We did not realize revenues for the nine-month periods ended September 30, 2012 and 2011. During the nine-month periods ended September 30, 2012 and 2011 we had other income resulting from a gain on sale of patents of $-0- and $640,000, respectively. During the nine months ended September 30, 2012, we recorded total expenses of $545,963, consisting of $509,464 in professional fees, $19,726 in executive compensation, and $16,773 in general and administrative expenses. In the comparable period of 2011 we recorded expenses totaling $897,707, consisting of $123,192 in research and development, $328,216 in professional fees, $366,233 in executive compensation, and $80,066 in general and administrative expenses. These factors resulted in a net loss for the nine months ended September 30, 2012 in the amount of $545,112 ($0.01 per share), compared to net income of $257,707 ($0.01 per share) for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Total assets at September 30, 2012 were $905 which consisted of $905 in cash, compared to total assets of $513,838, consisting of $22,171 in cash and $491,667 in prepaid expenses at December 31, 2011. Total liabilities at September 30, 2012 were $575,759, consisting primarily of $489,007 in other accrued expenses and accounts payable of $68,657. At December 31, 2011, total liabilities were $542,729, consisting primarily of $60,895 in accounts payable and $477,237 in other accrued expenses. Net cash used in operating activities was $22,217 and

$591,810 for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities was $951 and $-0- for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by investing activities was $-0- and $640,000 for the nine months ended September 30, 2012 and 2011, respectively.

Because we currently have no revenues, for the immediate future we will have to rely on our existing cash reserves to continue to implement our business activities.   It is likely the only source of funding our future operations will be through the private sale of our securities, either equity or debt.

At September 30, 2012, we had stockholders’ deficit of $574,854 compared to a stockholders’ deficit of $28,891 at December 31, 2011.  The increased deficit is primarily due to the net loss of $545,963 during the nine months ended September 30, 2012.

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

 Net Operating Loss

We have accumulated approximately $453,415 of net operating loss carryforwards as of December 31, 2011.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2012 through 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal year ended December 31, 2011 or the nine months ended September 30, 2012, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

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