Form 10-K
period 2012-12-31
PROTECT PHARMACEUTICAL Corp
filed 2013-07-15
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, was $4,088,775.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of July 6, 2013 was 44,573,012.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Protect Pharmaceutical Corporation

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	4

Item 1A.	Risk Factors	15

Item 1B.	Unresolved Staff Comments	26

Item 2.	Description of Properties	26

Item 3.	Legal Proceedings	26

Item 4.	Removed and Reserved	26

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	27

Item 6.	Selected Financial Data	29

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	29

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 8.	Financial Statements and Supplementary Data	32

Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	32

Item 9A(T).	Controls and Procedures	32

Item 9B	Other Information	32

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	27

Item 11.	Executive Compensation	28

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	29

Item 13.	Certain Relationships and Related Transactions and Director Independence	30

Item 14.	Principal Accounting Fees and Services	32

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	35

	Signatures	57

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

On July 3, 2006 at a special meeting of stockholders, the stockholders approved the change of the corporation’s domicile from Idaho to Nevada. Stockholders also approved the acquisition of Nanolution Technologies, Inc., a Delaware corporation focused on developing technologies for medical devices, device coatings, and pharmaceutical dosage forms to repurpose drugs and develop novel, improved drug delivery methods for existing, approved drugs. However, the acquisition was never finalized and was abandoned.

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

Current Business

As a result of the acquisition of patents, we are proceeding with a comprehensive program to develop and commercialize the acquired drugs and related technologies. In March 2010 we relocated our principal offices to West Caldwell, New Jersey and in December 2010, relocated our offices to Princeton, New Jersey

On March 25, 2010, in order to reflect our current business our board of directors unanimously agreed to change the corporate name to Protect Pharmaceutical Corporation. The name change was approved by the written consent a majority of the outstanding share holders of common stock. A Certificate of Amendment was filed with the State of Nevada on April 26, 2010 to reflect the change.

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

Although the company was formed in 1987, we have had only limited operations and no significant revenues since inception. We are considered a development stage company, which are considered inherently more risky than established companies. Because we have no earnings history and there is no assurance that we will realize future revenues, there is doubt as whether we will ever achieve profitability. If we are unsuccessful in the development and commercialization of differentiated products based on our proprietary oral drug delivery technologies, the substantial negative effect on our business would be substantial and our future would be questionable.

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

Rule 144

Rule 144 is the common means for a stockholder to resell restricted securities and for an affiliate to sell securities, either restricted or non-restricted (control) shares. Rule 144 was amended by the SEC, effective February 15, 2008.

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

Results of Operations

We did not realize revenues for the years ended December 31, 2012 and 2011. Our operating expenses totaled $554,298 and $1,435,784, respectively.  Our operating expenses decreased in 2012 primarily as a result of administrative restructuring pursuant to the resignation of Ram Sesha, and the resulting reevaluation of our business direction with new administration. Our 2012 expenses consisted of $-0- in research and development, $512,619 in professional fees, $25,726 in executive compensation, and $15,953 in general and administrative expenses. Our 2011expenses consisted of $100,520 in research and development, $728,793 in professional fees, $482,246 in executive compensation, and $124,925 in general and administrative expenses.  In 2011 we also recorded a gain on sale of patents in the amount of $640,000.   These factors resulted in net losses of $554,298 ($0.01 per share) and $795,784 ($0.02 per share) for the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Total assets at December 31, 2012 and 2011 were $860 and $513,838, respectively.  All of the Company’s assets at December 31, 2012 relate to cash held in the Company bank account. Total liabilities at December 31, 2012 and 2011 were $578,049 and $542,729, respectively.  In 2012, these liabilities consisted primarily of $70,825 in accounts payable and accrued expenses, $20,398 in accounts payable to related parties, and $486,826 in accrued officer salaries.  In 2011 the Company’s liabilities consisted primarily consisting of $60,985 in accounts payable and accrued expenses, $4,507 in accounts payable to related parties, and $477,237 in accrued officer salaries.

Because currently we have no revenues, our only cash reserves are the result of the sale of patent applications in January 2011, for the immediate future we will have to rely on our directors and/or stockholders to pay expenses or raise funds through the private placement of securities. There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs. At December 31, 2012, we had stockholders’ deficit of $577,189 compared to a stockholders’ deficit of $28,891 at December 31, 2011.

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

We acquired a portfolio of patent applications in 2010, although we are yet to formulate products or receive approvals from regulatory agencies or generate any revenues from product sales. We have not been profitable since our inception through December 31, 2012.

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

Net Operating Loss

We have accumulated approximately $2,860,810 of net operating loss carryforwards as of December 31, 2012. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2012 through 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2012 and 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended December 31, 2012 and 2011 and are included herein immediately preceding the audited financial statements.

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011 and

From Inception on August 5, 1997 through December 31, 2012

PROTECT PHARMACEUTICAL CORPORATION

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	36

Balance Sheets – December 31, 2012 and 2011	37

Statements of Operations for the years ended December 31, 2012 and 2011 and from inception on August 5, 1987 through December 31, 2012	38

Statement of Stockholders’ Equity from inception on August 5, 1987 through December 31, 2012	39 – 42

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and from inception on August 5, 1987 through December 31, 2012	43

Notes to Financial Statements	44 – 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Protect Pharmaceutical Corporation

We have audited the accompanying balance sheets of Protect Pharmaceutical Corporation (the Company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period from August 5, 1987 (date of inception) through December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Protect Pharmaceutical Corporation as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended and for the cumulative period from August 5, 1987 (date of inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of $12,870,744 for the period from inception through December 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

July 11, 2013

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash	860	22,171
Prepaid Expenses	$-	$491,667

Total Current Assets	860	513,838

TOTAL ASSETS	$860	$513,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$70,825	$60,985
Accounts payable - related parties	16,319	4,507
Related party payables	4,079	-
Accrued officer salaries	486,826	477,237

Total Current Liabilities	578,049	542,729

TOTAL LIABILITIES	578,049	542,729

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 44,573,012 and 44,573,012
shares issued and outstanding, respectively	222,865	222,865
Additional paid-in capital	8,348,980	8,342,980
Deficit accumulated during the development stage	(9,149,034)	(8,594,736)

Total Stockholders' Deficit	(577,189)	(28,891)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$860	$513,838

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 5,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2012	2011	2012

REVENUES	$-	$-	$-

EXPENSES

Research and development	-	100,520	1,353,540
Professional Fees	512,619	728,793	1,480,984
Executive compensation	25,726	482,246	5,888,730
General and administrative	15,953	124,225	446,939

LOSS FROM OPERATIONS	(554,298)	(1,435,784)	(9,170,193)

OTHER INCOME

Gain on sale of patents	-	640,000	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(554,298)	(795,784)	(8,530,193)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,340,551)

Income Taxes	-	-	-

NET LOSS	$(554,298)	$(795,784)	$(12,870,744)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	44,573,012	43,862,848

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

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-
Net loss for the year
ended December 31, 2005	-	-	-	(1,476)	(1,476)
Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)
Net loss for the year
ended December 31, 2006	-	-	-	-	-
Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)
Common stock issued for
services at $0.005 per
share on May 9, 2007	30,000,000	150,000	-	-	150,000
Net loss for the year
ended December 31, 2007	-	-	-	(150,000)	(150,000)
Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)
Net loss for the year ended
December 31, 2008	-	-	-	(1,605)	(1,605)
Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)
Net loss for the year ended
December 31, 2009	-	-	-	(2,150)	(2,150)
Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)
Common stock issued for patents
at $0.25 per share	5,000,000	25,000	1,225,000	-	1,250,000
Common stock issued for services
at $1.02 per commnon share	5,205,000	26,025	5,283,075	-	5,309,100
Contibuted capital	-	-	13,284	-	13,284
Net loss for the year ended
December 31, 2010	-	-		(7,026,356)	(7,026,356)
Balance, December 31, 2010	43,368,012	216,840	7,122,909	(7,798,952)	(459,203)
Common stock issued for services
at $1.05 per share	145,000	725	151,525	-	152,250
Common stock issued for services
at $1.01 per share	150,000	750	150,750	-	151,500
Common stock issued for services
at $1.00 per share	875,000	4,375	870,625	-	875,000
Common stock issued for services
at $0.98 per share	35,000	175	34,125	-	34,300
Contributed Capital	-	-	13,046	-	13,046
Net loss for the year ended
December 31, 2011	-	-	-	(795,784)	(795,784)
Balance, December 31, 2011	44,573,012	222,865	8,342,980	(8,594,736)	(28,891)
Services contributed by an officers			6,000		6,000
Net loss for the year ended
December 31, 2012	-	-	-	(554,298)	(554,298)
Balance, December 31, 2012	44,573,012	$222,865	$8,348,980	$(9,149,034)	$(577,189)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on August 5,
	For the Year Ended		1987 Through
	December 31,		December 31,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(554,298)	$(795,784)	$(12,870,744)
Adjustments to reconcile net loss
to net cash flows from operating activities
Services contributed by an officer	6,000		6,000
Common stock issued for services	-	721,383	9,904,653
Common stock issued for research and
development costs	-	-	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid by related party	3,979	-	69,599
Gain on sale of patent	-	(640,000)	(640,000)
Changes in operating assets and liabilities
Accounts payable	9,840	(23,560)	70,825
Account payable - related parties	11,812	-	160,081
Prepaid expenses	491,667	-	491,667
Other accrued expenses	9,589	252,579	486,826
Net Cash Provided by (Used
in) Operating Activities	(21,411)	(485,382)	(506,793)

INVESTING ACTIVITIES
Gain on sale of patent	-	640,000	640,000

Net Cash Provided by Investing Activities	-	640,000	640,000

FINANCING ACTIVITIES
Capital contributed by officer	-	13,046	13,046
Proceeds from related party payables	100	-	100
Repayment of related party payable	-	(145,493)	(145,493)
Net Cash Provided by (Used
in) Financing Activities	100	(132,447)	(132,347)

NET INCREASE IN CASH	(21,311)	22,171	860

CASH AT BEGINNING OF PERIOD	22,171	-	-

CASH AT END OF PERIOD	$860	$22,171	$860

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$-	$750,000	$750,000

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31. The Company has realized no revenues from operations as of December 31, 2012 and is classified as a development stage enterprise.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the December 31, 2012 financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2012 and 2011 the Company had $860 and $22,171 of cash and cash equivalents, respectively.

Revenue Recognition

The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with ASC 605 “Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2012 and 2011, respectively.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development costs are recognized as expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2012 and 2011, the Company issued $-0- and $721,383, respectively, in share-based payments for services.

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

The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012 and 2011.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Loss (numerator)	$(554,298)	$(795,784)
Shares (denominator)	44,573,012	43,862,848
Per share amount	$(0.01)	$(0.02)

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Various startup expenses of the Company including purchase of property and equipment, officer’s compensation and general and administrative expenses have been paid for using funds provided by two directors of the Company. The liabilities are non-interest bearing, unsecured and due upon demand. The Company owed $16,319 and $4,507 for such payables as of December 31, 2012 and 2011, respectively. These amounts due are for services rendered by related parties.

The Company has recorded advances from a related party of $100 and expenses paid by a related party on behalf of the Company of $3,979 as related party payables. As of December 31, 2012 and December 31, 2011, respectively, the related party payable outstanding balance totaled $4,079 and $-0-. These amounts are non-interest bearing, unsecured, and are due on demand.

Contributed Capital

During the year ended December 31, 2012, a related-party has contributed various administrative services to the Company. These services have been valued at $6,000 for the year ended December 31, 2012.

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

December 31, 2012 and 2011

NOTE 6 – SALE OF PATENTS (CONTINUED)

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

The Company has agreed to pay to Kodiak an initial fee of 150,000 shares of common stock following execution of the Agreement. These shares were issued on June 17, 2011.  Also, the Company has agreed to pay Kodiak a commitment fee equal to 3% of the total amount of the commitment, payable as follows: (i) 25% on the first closing of a put notice; (ii) 25% on the second closing, (iii) 25% on the third closing; and (iv) 25% on the fourth closing or eight months from execution of the Agreement. The commitment fee is payable in Company common stock.

In connection with the Agreement, we entered into a Registration Rights Agreement with Kodiak, whereby the Company agreed to register with the SEC the shares to be issued pursuant to the Agreement. The Company must prepare and file within 90 days from the date of the Agreement, a registration statement under the Securities Act of 1933.

The Company intended to use the proceeds from the sale of common stock pursuant to the Agreement for general corporate and working capital purposes and acquisitions of assets, businesses or operations, or for other purposes that the board of directors deems to be in the best interest of the Company.

As of December 31, 2012 the Company has not initiated any activity with respect to the Investment Agreement other than the initial issuance of 150,000 common shares.  The Company has not registered with the SEC the shares to be issued to Kodak.  The Agreement expired on June 17, 2013.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 8 – COMMON AND PREFERRED STOCK

On June 20, 2011, the Company received written consent from its majority stockholders to amend the Company’s articles of incorporation to change the authorized capitalization. The board of directors previously approved the resolution to increase the number of authorized common stock from 50,000,000 to 100,000,000 shares and to authorize 10,000,000 shares of “blank check” preferred shares.

The newly authorized preferred shares may be issued from time to time in one or more series in the discretion of the board of directors. The board will have the authority to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. No preferred shares have been issued.

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

December 31, 2012 and 2011

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to net loss before provision for income taxes for the following reasons:

	December 31, 2012	December 31, 2011
Income tax expense at statutory rate	$(188,461)	$(270,567)
Stock issued for assets and services	-	412,437
Contributed services	2,040		-
Valuation allowance	(186,421)	141,870
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2012	December 31, 2011
NOL carryover	$(2,860,810)	$(2,672,348)
Stock issued for assets and services	2,642,531	2,642,531
Valuation allowance	216,239	29,817
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $602,043 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SIGNIFICANT AGREEMENTS

On February 6, 2009, the Company entered into a Patent Acquisition Agreement, whereby it was assigned various patents for pharmaceutical products in exchange for 7,000,000 shares of the Company’s common stock. 5,000,000 shares were delivered immediately to the assignor and 2,000,000 shares are held to be delivered upon the successful completion of $2,000,000 financing. The patents are also subject to a 40% royalty on revenues, a 10% milestone payment and an employment agreement. The Company is responsible for the completion of a development program to commercialize products using the patented technologies within 5 years.

Pursuant to the Patent Acquisition Agreement, the Company also entered into an Employment Agreement with the patent holder. The employment agreement provides that the patent holder will become the Company’s Chief Operating Officer. The agreement provides for an annual salary $250,000 in year one, $300,000 in year two and $350,000 in year three. The agreement also provides for compensatory common stock purchase warrants to be issued at not less than 20% of the shares issued for financing and other standard employee benefits. In January, 2012, the Chief Operating Officer resigned.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our principal executive officer and financial officer concluded that as of December 31, 2012, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that :

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012.

Management has concluded that controls over both disclosure controls and financial reporting controls are ineffective due to material weaknesses in maintaining sufficient segregation of duties. Due our size and limited resources, we are unable at this time to implement and maintain proper segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the company are as follows:

Name	Age	Position
Geoff Williams	39	President, Chief Operating Officer, Secretary and Director
Keith M Elison	40	Chief Financial Officer

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

Keith Elison.  Mr. Elison has served as chief financial officer since April, 2011, Mr. Elison has more than 14 years of experience in public company accounting and SEC compliance and reporting issues.  Mr. Elison was previously associated as an auditor with HJ & Associates, LLC in Salt Lake City, Utah for five years.  For the past seven years, he has been a financial consultant and partner with J & J Consulting, LLC in Farmington, Utah.  Mr. Elison’s professional experience has mainly involved providing accounting and financial reporting assistance for small and medium-sized publicly held companies.

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

Prior to his resignation in January 2012, under the terms of Mr. Ramesha Sesha’s employment agreement, he was to receive a salary of $250,000 per year, with annual increases, for his services as Chief Operating Officer. No salary was paid to him in 2010.  Only a portion of his salary was paid to him in 2011, with the unpaid balance being recorded as accrued liabilities.  Upon his resignation in January, 2012, the amount owed to Mr. Sesha remained unpaid.

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

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 44,573,012 shares of common stock outstanding as of July 10, 2013. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable. The address of each person listed below, unless otherwise indicated, is c/o Protect Pharmaceutical Corporation, 2681 Parleys Way, Ste 204, Salt Lake City, UT 84109.

Name and Address	Amount and Nature of		Percent
of Beneficial Owner	Beneficial Ownership		of Class(1)
Directors and Executive Officers
Geoff Williams	2,785,556		6.2%
2681 East Parleys Way, Suite
204
Salt Lake City, UT 84109
Keith M Elison	60,000		< 1.0%
11544 S. Autumn Hill Dr
Sandy, UT 84094

5% Stockholders
Ramesha Sesha (2)	5,000,000	(2)	11.2%
Nectid Inc.(3)	5,000,000		11.2%
116, Village Boulevard
Princeton, NJ 0854
Edward F. Cowle	8,250,000		18. %
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
GBB Limited (4)
c/o Lion Corporate Services	15,000,000		33.6%
Cumberland House
#27 Cumberland Street / Box N-10818
Nassau, New Providence
Geoff Williams	2,785,556		6.2%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
H. Deworth Williams	6,562,556		14.7%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
William D. Abajian	5,000,000		11.2%
All directors and officers	2,845,556		6.4%
a group (2 persons)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 44,573,012 shares of common stock outstanding on June 6, 2013.

(2)	These 5,000,000 shares are held by Nectid, Inc., of which Mr. Sesha was the principal owner, and the shares are depicted above in the name of Nectid, Inc.
(3)

Nectid Inc. is a Delaware corporation with offices in Princeton, New Jersey and principally owed by Ramesha Sesha, our former director and Chief Operating Officer who has voting control and investment power over the shares.

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

The Company has recorded advances from GBB Limited, a related party, and expenses paid by GBB Limited on behalf of the Company as related party payables. As of December 31, 2012 and December 31, 2011, respectively, the outstanding balance owed to GBB Limited totaled $4,079 and $-0-. These amounts are non-interest bearing, unsecured, and are due on demand.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Sadler, Gibb & Associates, L.L.C., for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2012 and 2011 were $11,000, and $8,000, respectively.

Audit Related Fees

For the year ended December 31, 2012and 2011, there were no fees billed for assurance and related services by Sadler, Gibb & Associates, L.L.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2012 and 2011, no fees were billed by Sadler, Gibb & Associates, L.L.C. for tax compliance, tax advice and tax planning.

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
Dated: July 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEOFF WILLIAMS	Chief Operating Officer and director	July 11, 2013
Geoff Williams	Principal Executive Officer,
/S/ Keith Elison	Principal Accounting Officer	July 11, 2013
Keith Elison