Form 10-Q
period 2013-06-30
PROTECT PHARMACEUTICAL Corp
filed 2013-08-19
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

 (801) 322-3401

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ¨    No  x

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 16, 2013

Common Stock, $0.005 par value	44,573,012

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at June 30, 2013 and related unaudited statements of operations,  and cash flows for the six months ended June 30, 2013, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2012 audited financial statements included in our registration statement on Form 10K.  Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash	$771	$860

Total Current Assets	771	860

TOTAL ASSETS	$771	$860

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$69,304	$70,825
Accounts payable - related parties	24,294	16,319
Notes payable - related parties	8,939	4,079
Other accrued expenses	486,826	486,826

Total Current Liabilities	589,363	578,049

TOTAL LIABILITIES	589,363	578,049

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 44,573,012 and 44,573,012
shares issued and outstanding, respectively	222,865	222,865
Additional paid-in capital	8,351,980	8,348,980
Deficit accumulated during the development stage	(9,163,437)	(9,149,034)

Total Stockholders' Deficit	(588,592)	(577,189)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$771	$860

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					From Inception
					on August 5,
	For the Three Months Ended		For the Six Months Ended		1987 Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Research and development	-	-	-	-	1,353,540
Professional Fees	9,727	191,210	11,313	386,377	1,492,297
Executive compensation	1,500	-	3,000	19,726	5,891,730
General and administrative	46	16	90	16,743	447,029
Total Expenses	11,273	191,226	14,403	422,846	9,184,596

LOSS FROM OPERATIONS	(11,273)	(191,226)	(14,403)	(422,846)	(9,184,596)

OTHER INCOME

Gain on sale of patents	-	-	-	-	640,000

Total Other Income	-	-	-	-	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(11,273)	(191,226)	(14,403)	(422,846)	(8,544,596)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,340,551)

Income Taxes	-	-	-	-	-

NET LOSS	$(11,273)	$(191,226)	$(14,403)	$(422,846)	$(12,885,147)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	44,573,012	44,573,012	44,573,012	44,573,012

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
CondensedStatements of Cash Flows
(Unaudited)

				From Inception
				on August 5,
	For the Six Months Ended			1987 Through
	June 30,			June 30,
	2013	2012		2013

OPERATING ACTIVITIES

Net loss	$(14,403)		$(422,846)		$(12,885,147)
Adjustments to reconcile loss
to net cash flows from operating activities
Common stock issued for services	-		-		9,904,653
Services contributed by officers	3,000		-		9,000
Common stock issued for research and
development costs	-		-		1,250,000
Loss from disposition of subsidiary	-		-		564,300
Expenses paid on behalf of the Company	4,860		1,000		74,459
Gain on sale of patents	-		-		(640,000)
Changes in operating assets and liabilities
Accounts payable	(1,521)		5,651		69,304
Accounts payable - related parties	7,975		7,238		168,056
Prepaid expenses	-		375,000		491,667
Other accrued expenses	-		11,771		486,826

Net Cash Provided by (Used
in) Operating Activities	(89)		(22,186)		(506,882)

INVESTING ACTIVITIES
Proceeds from sale of patent	-		-		640,000

Net Cash Used
in Financing Activities	-		-		640,000

FINANCING ACTIVITIES	-		-		-
Capital contributed by officer	-		-		13,046
Proceeds from related party payable	-		951		100
Repayment of related party payable	-		-		(145,493)
Net Cash Provided by (Used
in) Financing Activities	-		951		(132,347)

NET INCREASE (DECREASE) IN CASH	(89)	-	(21,235)	-	771

CASH AT BEGINNING OF PERIOD	860		22,171		-

CASH AT END OF PERIOD	$771		$936		$771

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$-		$-		$750,000

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013and 2012 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013 and 2012.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company owed trade accounts payable to a related party in the amount of $24,294, and $16,319, as of June 30, 2013, and December 31, 2012, respectively.  These amounts related to accounting and consulting services provided by an entity that is partially owned by a Company officer.

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of June 30, 2013 and December 31, 2012, respectively, the related party payable outstanding balance totaled $8,939  and $4,079 . These payables are non-interest bearing, unsecured, and are due on demand.

Contributed Capital

During the six months ended June 30, 2013, a related-party has contributed various administrative services to the Company. These services have been valued at $3,000 for the six months ended June 30, 2013.

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

NOTE 5 – SALE OF PATENTS (Continued)

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

We did not realize revenues for the three-month periods ended June, 2013 and 2012. During the three months ended June 30, 2013, we recorded total expenses of $11,273, consisting of $9,727 in professional fees, $46 in general and administrative expenses, and $1,500 in executive compensation. In the comparable period of 2012 we recorded expenses totaling $191,226, consisting of $191,210 in professional fees, and $16 in general and administrative expenses. These factors resulted in a net loss for the three months ended June 30, 2013 in the amount of $11,273 ($0.00 per share), compared to net loss of $191,226 ($0.00 per share) for the three months ended June 30, 2012.  The significant decrease in our net loss results primarily from our decrease in business activities following the resignation of Ram Sesha.

Six Months Ended June 30, 2013 and 2012

We did not realize revenues for the six-month periods ended June, 2013 and 2012. During the six months ended June 30, 2013, we recorded total expenses of $14,403, consisting of $11,313 in professional fees, $90 in general and administrative expenses, and $3,000 in executive compensation. In the comparable period of 2012 we recorded expenses totaling $422,846, consisting of $386,377 in professional fees, $19,726 in executive compensation, and $16,743 in general and administrative expenses. These factors resulted in a net loss for the six months ended June 30, 2013 in the amount of $14,403 ($0.00 per share), compared to net loss of $422,846 ($0.00 per share) for the six months ended June 30, 2012.  The significant decrease in our net loss results primarily from our decrease in business activities following the resignation of Ram Sesha.

Liquidity and Capital Resources

Total assets at June 30, 2013 were $771 which consisted of $771 in cash, compared to $860 in cash at December 31, 2012. Total liabilities at June 30, 2013 were $589,363, consisting primarily of $486,826 in other accrued expenses and accounts payable of $69,304. At December 31, 2012, total liabilities were $578,049, consisting primarily of $486,826 in other accrued expenses and $70,825 in accounts payable.

Because we currently have no revenues, for the immediate future we will have to rely on our existing cash reserves to continue to implement our business activities.   It is likely the only source of funding our future operations will be through the private sale of our securities, either equity or debt.

At June 30, 2013, we had stockholders’ deficit of $588,592 compared to a stockholders’ deficit of $577,189 at December 31, 2012.  The increased deficit is primarily due to the net loss of $14,403 during the six months ended June 30, 2013.

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

 Net Operating Loss

We have accumulated approximately $602,043 of net operating loss carryforwards as of December 31, 2012.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2012 through 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2012 and 2011 or the six months ended June 30, 2013, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first half of fiscal 2013. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first half of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROTECT PHARMACEUTICAL CORPORATION

Date: August 19, 2013	By:	/S/ Geoff Williams
Geoff Williams
President, C.E.O. and Director

Date: August 19, 2013	By:	/S/ KEITH ELISON .
Keith Elison
C.F.O., Chief Accounting Officer