Form 10-Q
period 2013-09-30
PROTECT PHARMACEUTICAL Corp
filed 2013-11-14
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

SEC File No. 000-54001

(Check One):

CUSIP Number:  74364W 104

    Form 10-K       Form 20-F       Form 11-K     X Form 10-Q       Form 10-D       Form N-SAR        Form N-CSR

For Period Ended:   September 30, 2013

Transition Report on Form 10-K

Transition Report on Form 20-F

Transition Report on Form 11-K

Transition Report on Form 10-Q

Transition Report on Form  N–SAR

For the Transition Period Ended:_______________________________________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

PART I - REGISTRATION INFORMATION

Protect Pharmaceutical Corporation

Full Name of Registrant

Former Name if Applicable:

2681 East Parleys Way, Suite 204

Address of Principal Executive Office (Street and Number)

Salt Lake City, Utah 84109

City, State and Zip Code

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.  (Check box if appropriate)

(a)

The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

 X

(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form –SAR, or portion thereof, will be filed on or before the fifteenth calendar following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on the or before the fifth calendar day following the prescribed due date: and

(c)

The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N–SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The registrant has not completed its financial statements for the quarterly period ended September 30, 2012 and, accordingly, the registrant’s certifying auditors have not had the opportunity to complete their review of the financial statements to be included in the Form 10-Q.  The registrant is also in the process of finalizing its past quarterly reports for March 31, 2012 and June 30, 2012 that it intends to file prior to the current report. The registrant cannot complete and file its Form 10-Q quarterly report by the due date, but is working to complete the filing as soon as possible.

PART IV - OTHER INFORMATION

(1)

Name and telephone number of person to contact in regard to this notification.

Leonard E. Neilson

      (801)

           733-0800

(Name)

(Area Code)

   (Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If answer is not, identify reports(s).

Yes

 No X

Form 10-Q Quarterly Reports for the three months ended March 31 and June 30, 2012 have not been filed.

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

Yes

 No X

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Protect Pharmaceutical Corporation

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 14, 2013

By  /S/ GEOFF WILLIAMS

Geoff Williams

President

INSTRUCTION:  The form may be signed by an executive officer of the registrant or by any other duly authorized representative.  The name and title of the person signing the form shall be typed or printed beneath the signature.  If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).