Form 10-K
period 2013-12-31
PROTECT PHARMACEUTICAL Corp
filed 2014-04-14
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

o	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54001

PROTECT PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2681 Parleys Way, Ste 204, Salt Lake City, UT 84109

(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (801) 322-3401

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.005 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ¨ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ¨ No X

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ¨	Accelerated filer x
Non-accelerated filer ¨	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ¨     No X

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, was $95,754.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2013 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 14, 2014 was 44,573,012.

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

Current Business

As a result of the acquisition, we intend to develop for possible commercialization the acquired drugs and related technologies. On March 25, 2010, in order to reflect our current business our board of directors unanimously agreed to change the corporate name to Protect Pharmaceutical Corporation. The name change was approved by the written consent a majority of the outstanding shares of common stock. A Certificate of Amendment was filed with the State of Nevada on April 26, 2010 to reflect the change.

On January 24, 2012, Ramesha Sesha tendered his resignation as an officer and director of the Company.  He was replaced on February 12, 2012 by Geoff Williams as the Company’s chief executive officer, president, and treasurer, and as a member of the Company’s board of directors.  Also on February 12, 2012 Nancy Ah Chong was appointed to serve as the Company’s corporate secretary, and as a member of the Company’s board of directors.

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

Our primary purpose is to develop drug delivery technologies and solutions through innovative dosing and/or delivery. We intend to focus on the research, development, and commercialization of drug delivery technologies that minimize the pharmaceutical dose, frequency, and side effects.

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

Building Proprietary Drug Discovery and Delivery Platforms: As adequate funding becomes available, we intend to strengthen the two drug delivery technologies; ProRet™ and ProProof™ that can be used to develop novel and efficient drugs. While we believe these platform technologies can be use to develop a new-generation of drugs with improved clinical benefits in multiple therapeutic areas, we are focusing initial resources to develop only pain drugs, more specifically PRTT-200 and PRTT-300, once daily drugs to treat moderate to severe pain, diabetic neuropathic pain and fibromyalgia. If approved by the Food and Drug Administration (“FDA”), we believe our proprietary drugs could replace certain existing pain drugs commonly used to treat moderate to severe pain, diabetic neuropathic pain and fibromyalgia.

Building a Drug Franchise in Pain Medications: Our long-term goal is to develop drugs that we believe may have broad use for patients with moderate to severe pain, diabetic neuropathic pain and to treat fibromyalgia. We believe this approach may help alleviate physicians’ current tendency to under-prescribe opioid painkillers and prescribe off-label drugs for diabetic neuropathic pain and fibromyalgia

Retaining Significant Rights: We currently retain worldwide commercialization rights to all of our technology and pain management product candidates in all markets and indications. In general, we intend to independently develop product candidates through late-stage clinical trials. As a result, we expect to capture a greater percentage of the profits from drug sales than we would if we out-licensed our drugs earlier in the development process. In market segments that require large or specialized sales forces, such as the market for opioids or diabetic neuropathic pain products, we may seek sales and marketing alliances with third parties. We believe that such alliances will enable us to deploy our resources effectively and commercialize our drugs rapidly and cost-effectively.

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

Products

We intend to use our proprietary technologies, ProRet™, and ProProof™ to potentially develop novel drugs. It is our plan to develop a number of products to the proof of concept stage and then see a partner.

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

Our initial intention is to commence with a comprehensive program to develop and commercialize PRTT-200, with once-daily drug for diabetic neuropathic pain, fibromyalgia, postherpetic neuralgia and epilepsy. Subsequently and as capital and resources permit, we intend to develop and commercialize once-daily opioid combinations (PRTT-300) and abuse-deterrent opioid combinations for moderate to severe pain. In order to conduct our research and development activities we will have to raise capital, most likely through a private placement of our securities. We estimate that research and development expenses will be approximately $2.5 million during the next 12 months. We are currently exploring possible funding sources, but we have no assurance that we will be able to raise the necessary funds on terms favorable to the company, or at all.

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

Employees

We currently have no employees.  Daily functions are administered by our current directors. We are presently considering the possibility of additional employees, but will add employees only as our business demands warrant and we have the necessary available funds. We also plan to engage consultants from time to time to perform services on a per diem or hourly basis.

Intellectual Properties

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The acquired patent applications, if successfully granted, will not expire earlier than September 2028. We currently hold 4 patent applications that are summarized below.

●	Abuse Proof Delivery Systems, dated June 1, 2009
●	Novel GABA Analog Dosage Form, dated March 17, 2011

●	Tapentadol Compositions, Dated May 24, 2010
●	Novel Slow Release Tapentadol Compositions dated June 1, 2010

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

We plan to outsource the formulation and clinical development of all of our products. We may not successfully complete Phase I, Phase II or Phase III testing within any specified time period, or at all, with respect to any of our product candidates. Furthermore, we or the FDA may suspend clinical trials at any time in response to concerns that participants are exposed to an unacceptable health risk. At this time we have no potential products that could be submitted to FDA testing in the forseeable future. Our ability to develop a product to the testing level will be dependent on our securing adequate funding.

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

If we are successful in developing a product or technology we will ultimately compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have pain products, such as opioids and GABA analogs and SNRIs already approved by the FDA or in development and operate larger research and development programs in these fields than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Facilities

We currently use as our principal place of business the business office of our director, Geoff Williams, located at 2681 Parleys Way, Suite 204, Salt Lake City, UT 84109. We anticipate that in the future our products will have to be developed by contract manufacturers and, accordingly, we will not initially require production or research space. Management believes that the current facilities are adequate for the immediate future.

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

Item 1A.   Risk Factors.

This item is not required for a smaller reporting company.

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

Our common stock is currently quoted on the OTCQB under the symbol PRTT. There is currently a limited public trading market for our shares and there has been only sporadic trades. The last reported trade on March 10, 2014 was $0.08. Accordingly, we are not including a historical trading table.

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

Results of Operations

We did not realize revenues for the years ended December 31, 2013 and 2012. Our operating expenses totaled $23,939 and $554,298, respectively.  Our 2013 expenses consisted of $17,759 in professional fees, $6,000 in executive compensation and $180 in general and administrative expenses. Our 2012 expenses consisted $512,619 in professional fees, $25,726 in executive compensation, and $15,953 in general and administrative expenses. The reduction of professional fees in 2013 was attributed to numerous expenses incurred in 2012 relating to the initial acquisition of patents and technologies and the sale of a portion of these patents. These factors resulted in net losses of $23,939 and $554,298 for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Total assets at December 31, 2013 and 2012 were $681 and $860, respectively.  All of the Company’s assets at December 31, 2013 and 2012 consisted of cash. Total liabilities at December 31, 2013 and 2012 were $595,809 and $578,049, respectively. In 2013 the Company’s liabilities consisted primarily of $60,104 in accounts payable and accrued expenses, $23,939 in accounts payable to related parties, and $486,826 in accrued officer salaries.  At December 31, 2012, these liabilities consisted primarily of $70,825 in accounts payable and accrued expenses, $20,398 in accounts payable to related parties and related party payables, and $486,826 in accrued officer salaries.

Because currently we have no revenues or cash reserves, for the immediate future we will have to rely on our directors and/or stockholders to pay expenses or raise funds through the private placement of securities. There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs. At December 31, 2013, we had stockholders’ deficit of $595,128 compared to a stockholders’ deficit of $577,189 at December 31, 2012.

Plan of Operation

Protect Pharmaceutical intends to develop new generation drug delivery technologies that enable products with improved clinical benefits. We believe our potential drugs will offer enhanced pain relief and reduced tolerance/physical dependence, reduced addiction potential and side effects compared to existing neuropathic and fibromyalgia drugs and opioid painkillers. We intend to conduct our research and development through collaborative programs. We anticipate relying on arrangements with third party drug developers such as contract research organizations and clinical research sites for a significant portion of our product development efforts.

We acquired a portfolio of patent applications in 2010, although we are yet to formulate products or receive approvals from regulatory agencies or generate any revenues from product sales. We have not had profitable operations since our inception through December 31, 2013.

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

Management estimates that our research and development expenses for the next 12 months will be approximately $500,000, primarily for research and pilot studies. We also estimate that other expenses, including personnel, general and administrative and miscellaneous expenses could be as much as $100,000 during the same time period. Because we currently have no revenues, most likely the only source of funding these expenses will be through he private sale of our securities, either equity or debt. We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time. If we are unable to raise the necessary funding, our research and development plans will be delayed indefinitely. There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all.

Net Operating Loss

We have accumulated approximately $2,868,948 of net operating loss carryforwards as of December 31, 2013. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2013 through 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2013 and 2012 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

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

Financial statements for the fiscal years ended December 31, 2013 and 2012 have bee examined to the extent indicated in their reports by Sadler, Gibb & Associates, LLC, independent registered public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

PROTECT PHARMACEUTICAL CORPORATION

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Protect Pharmaceutical Corporation

We have audited the accompanying balance sheets of Protect Pharmaceutical Corporation (the Company) as of December 31, 2013 and 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Protect Pharmaceutical Corporation as of December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of $9,172,973 for the period from inception through December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 11, 2014

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash	$681	$860

Total Current Assets	681	860

TOTAL ASSETS	$681	$860

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$60,104	$70,825
Accounts payable - related parties	23,939	16,319
Related party payables	24,940	4,079
Accrued officer salaries	486,826	486,826

Total Current Liabilities	595,809	578,049

TOTAL LIABILITIES	595,809	578,049

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 44,573,012 and 44,573,012
shares issued and outstanding, respectively	222,865	222,865
Additional paid-in capital	8,354,980	8,348,980
Deficit accumulated during the development stage	(9,172,973)	(9,149,034)

Total Stockholders' Deficit	(595,128)	(577,189)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$681	$860

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 5,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

EXPENSES

Research and development	-	-	1,353,540
Professional Fees	17,759	512,619	1,498,743
Executive compensation	6,000	25,726	5,894,730
General and administrative	180	15,953	447,119

LOSS FROM OPERATIONS	(23,939)	(554,298)	(9,194,132)

OTHER INCOME

Proceeds from sale of patents	-	-	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(23,939)	(554,298)	(8,554,132)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,340,551)

Income Taxes	-	-	-

NET LOSS	$(23,939)	$(554,298)	$(12,894,683)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	44,573,012	44,573,012

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, December 31, 2004	3,163,012	$15,815	$601,550	$(617,365)	$-
Net loss for the year
ended December 31, 2005	-	-	-	(1,476)	(1,476)
Balance, December 31, 2005	3,163,012	15,815	601,550	(618,841)	(1,476)

Net loss for the year
ended December 31, 2006	-	-	-	-	-
Balance, December 31, 2006	3,163,012	15,815	601,550	(618,841)	(1,476)
Common stock issued for
services at $0.005 per
share on May 9, 2007	30,000,000	150,000	-	-	150,000
Net loss for the year
ended December 31, 2007	-	-	-	(150,000)	(150,000)
Balance, December 31, 2007	33,163,012	165,815	601,550	(768,841)	(1,476)
Net loss for the year ended
December 31, 2008	-	-	-	(1,605)	(1,605)
Balance, December 31, 2008	33,163,012	165,815	601,550	(770,446)	(3,081)
Net loss for the year ended
December 31, 2009	-	-	-	(2,150)	(2,150)
Balance, December 31, 2009	33,163,012	165,815	601,550	(772,596)	(5,231)
Common stock issued for patents
at $0.25 per share	5,000,000	25,000	1,225,000	-	1,250,000
Common stock issued for services
at $1.02 per commnon share	5,205,000	26,025	5,283,075	-	5,309,100
Contibuted capital	-	-	13,284	-	13,284
Net loss for the year ended
December 31, 2010	-	-		(7,026,356)	(7,026,356)
Balance, December 31, 2010	43,368,012	216,840	7,122,909	(7,798,952)	(459,203)
Common stock issued for services
at $1.05 per share	145,000	725	151,525	-	152,250
Common stock issued for services
at $1.01 per share	150,000	750	150,750	-	151,500
Common stock issued for services
at $1.00 per share	875,000	4,375	870,625	-	875,000
Common stock issued for services
at $0.98 per share	35,000	175	34,125	-	34,300
Contributed Capital	-	-	13,046	-	13,046
Net loss for the year ended
December 31, 2011	-	-	-	(795,784)	(795,784)
Balance, December 31, 2011	44,573,012	$222,865	$8,342,980	$(8,594,736)	$(28,891)
Services contributed by officers	-	-	6,000	-	6,000
Net loss for the year ended
December 31, 2012	-	-	-	(554,298)	(554,298)
Balance, December 31, 2012	44,573,012	$222,865	$8,348,980	$(9,149,034)	$(577,189)
Services contributed by officers	-	-	6,000	-	6,000
Net loss for the year ended
December 31, 2013	-	-	-	(23,939)	(23,939)
Balance, December 31, 2013	44,573,012	$222,865	$8,354,980	$(9,172,973)	$(595,128)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on August 5,
	For the Year Ended		1987 Through
	December 31,		December 31,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(23,939)	$(554,298)	$(12,894,683)
Adjustments to reconcile loss
to cash flows from operating activities
Services contributed by an officer	6,000	6,000	12,000
Common stock issued for services	-	-	9,904,653
Common stock issued for research and
development costs	-	-	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	20,860	3,979	90,459
Gain on sale of patent	-	-	(640,000)
Changes in operating assets and liabilities
Accounts payable	(10,720)	9,840	60,105
Account payable - related parties	7,620	11,812	167,701
Prepaied expenses	-	491,667	491,667
Other accrued expenses	-	9,589	486,826
Net Cash Provided by (Used
in) Operating Activities	(179)	(21,411)	(506,972)

INVESTING ACTIVITIES
Gain on sale of patent	-	-	640,000
Net Cash Provided by (Used
in) Financing Activities	-	-	640,000

FINANCING ACTIVITIES
Capital contributed by officer	-	-	13,046
Proceeds from related party payables	-	100	100
Repayment of related party payable	-	-	(145,493)
Net Cash Provided by (Used
in) Financing Activities	-	100	(132,347)

NET CHANGE IN CASH	(179)	(21,311)	681

CASH AT BEGINNING OF PERIOD	860	22,171	-

CASH AT END OF PERIOD	$681	$860	$681

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$-	$-	$750,000

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31. The Company has realized no revenues from operations as of December 31, 2013 and is classified as a development stage enterprise.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2013 and 2012 the Company had $681 and $860 of cash and cash equivalents, respectively.

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

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2013 and 2012, respectively.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2013 and 2012, the Company issued $-0- and $-0-, respectively, in share-based payments for services.

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

The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013 and 2012.

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Loss (numerator)	$(23,939)	$(554,298)
Shares (denominator)	44,573,012	44,573,012
Per share amount	$(0.00)	$(0.01)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2013

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company the Company had accumulated losses of $9,172,973 for the period from inception through December 31, 2013 which raises substantial doubt about its ability to continue as a going concern.  It is the intent of the Company to seek a merger with an existing, operating company.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 – REORGANIZATION

A special meeting of the shareholders of the Company was held on June 15, 1995.  It was agreed upon at the meeting to effect a quasi – reorganization whereby the accumulated deficit of the Company up to December 31, 1994 in the amount of $3,721,710 was eliminated against the paid-in capital of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

Various startup expenses of the Company including purchase of property and equipment, officer’s compensation and general and administrative expenses have been paid for using funds provided by two directors of the Company. The liabilities are non-interest bearing, unsecured and due upon demand. The Company owed $23,939 and $16,319 for such payables as of December 31, 2013 and 2012, respectively. These amounts due are for services rendered by related parties.

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of December 31, 2013 and December 31, 2012, respectively, the related party payable outstanding balance totaled $24,940 and $4,079. These payables are non-interest bearing, unsecured, and are due on demand.

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

NOTE 7 - STOCK PURCHASE AGREEMENT

On June 17, 2012, Protect Pharmaceutical Corporation finalized the execution of an Investment Agreement with Kodiak Capital Group, LLC, a Delaware limited liability company. The Agreement provides the Company with an equity line whereby the Company can sell to Kodiak, from time-to-time, shares of the Company’s common stock up

PROTECT PHARMACUETICAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2013

NOTE 7 - STOCK PURCHASE AGREEMENT (CONTINUED)

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

As of December 31, 2012 the Company had not initiated any activity with respect to the Investment Agreement other than the initial issuance of 150,000 common shares.  The Company had not registered with the SEC the shares to be issued to Kodak.  The Agreement expired on June 17, 2013.

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

December 31, 2013 and 2013

NOTE 8 – COMMON STOCK (CONTINUED)

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

On August 29, 2011 the Company issued 750,000 shares of common stock pursuant to a consulting agreement. The cost of services was valued at the trading price of the shares on the issuance date of $1.00 per share for an aggregate value of $750,000. This amount was amortized as appropriate for 2012, with the balance recorded as a prepaid asset as of December 31, 2012.

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

 As of December 31, 2013, these milestones have not been completed.

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

December 31, 2013 and 2013

NOTE 10 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to net loss before provision for income taxes for the following reasons:

	December 31, 2013		December 31, 2012
Income tax expense at statutory rate		$(8,138)	$(188,461)
Contributed services		2,040	2,040
Change in valuation allowance		6,098	(186,421)
Income tax expense per books	$		$-

Net deferred tax assets consist of the following components as of:

	December 31, 2013	December 31, 2012
NOL carryover	$(2,868,948)	$(2,860,810)
Contributed services	2,642,531	2,642,531
Contributed Services	4,080	2,040
Valuation allowance	222,337	216,239
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,868,948 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

The employment agreement provides that the patent holder will become the Company’s Chief Operating Officer. The agreement provides for an annual salary $250,000 in year one, $300,000 in year two and $350,000 in year three. The agreement also provides for compensatory common stock purchase warrants to be issued at not less than 20% of the shares issued for financing and other standard employee benefits. In January, 2013, the Chief Operating Officer resigned and the employment agreement expired, leaving a remaining balance owing in Accrued officer salaries of $486,826 on the balance sheet for both December 31, 2013 and 2012.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our principal executive officer and financial officer concluded that as of December 31, 2013, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the company are as follows:

Name	Age	Position
Geoff Williams	40	President, Chief Operating Officer, Secretary and Director
Keith M Elison	40	Chief Financial Officer

Nancy Ah Chong

           42     Treasurer, Director

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

Mr. Williams is currently a director, President and C.E.O. of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and C.E.O. of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp. Mr. Williams was also a director of U.S. Rare Earths, Inc. from November 2011 to August 2012

Keith Elison.  Mr. Elison has served as chief financial officer since April, 2011. From 1994 to the present, Mr. Elison has more than twelve years of experience in public company accounting and SEC compliance and reporting issues.  Mr. Elison was previously associated as an auditor with HJ & Associates, LLC in Salt Lake City, Utah for five years.  For the past seven years, he has been a financial consultant and partner with J & J Consulting, LLC in Farmington, Utah.  Mr. Elison’s professional experience has mainly involved providing accounting and financial reporting assistance for small and medium-sized publicly held companies.

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

Ms. Ah Chong served as a director and Secretary / Treasurer of Westgate Acquisitions Corp. from September 2006 to October 2013, and, until she resigned in February 2010, she was a director and Secretary / Treasurer of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.

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

Code of Ethics

We have not adopted a Code of Ethics and Business Conduct applicable to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We anticipate that we will adopt a Code of Ethics in the future.

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

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 44,573,012 shares of common stock outstanding as of April 14, 2014. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable. The address of each person listed below, unless otherwise indicated, is c/o Protect Pharmaceutical Corporation, 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Executive Officers
Geoff Williams	2,785,556	6.3%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
Keith M Elison	60,000	< 1.0%
11544 S. Autumn Hill Dr
Sandy, UT 84094

5% Stockholders
Nectid Inc.(2)	5,000,000	11.2%
116, Village Boulevard
Princeton, NJ 0854
Edward F. Cowle	8,250,000	18. %
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
GBB Limited (3)
c/o Lion Corporate Services	15,000,000	33.6%
Cumberland House
#27 Cumberland Street / Box N-10818
Nassau, New Providence
H. Deworth Williams	6,562,556	14.7%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
William D. Abajian	5,000,000	11.2%

All directors and officers	2,845,556	6.4%
a group (2 person)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 44,573,012 shares of common stock outstanding on April 14, 2014.

(2)

Nectid Inc. is a Delaware corporation with offices in Princeton, New Jersey and principally owed by Ramesha Sesha, our former director and Chief Operating Officer who has voting control and investment power over the shares.

(3)	GBB Limited is a Bahamian corporation entity principally controlled by Barry Herman, who has voting control and investment power over the shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of the company’s last fiscal year, to the best knowledge of the company there was no person who had or has a direct or indirect material interest in any transaction, or proposed transaction to which the company was or is a party.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Sadler, Gibb & Associates, L.L.C., for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2013 and 2012 were $8,500, and $9,000, respectively.

Audit Related Fees

For the year ended December 31, 2013 and 2012, there were no fees billed for assurance and related services by Sadler, Gibb & Associates, L.L.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2013 and 2012, no fees were billed by Sadler, Gibb & Associates, L.L.C. for tax compliance, tax advice and tax planning.

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
Dated: April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEOFF WILLIAMS	Chief Operating Officer and director	April 14, 2014
Geoff Williams	Principal Executive Officer,
/S/ Keith Elison	Chief Financial Officer	April 14, 2014
Keith Elison	Principal Accounting Officer