Form 10-Q
period 2014-03-31
PROTECT PHARMACEUTICAL Corp
filed 2014-05-15
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to ______

Commission File Number 000-54001

PROTECT PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2681 Parleys Way, Suite 204, Salt Lake City, UT 84109

(Address of principal executive offices)

(801) 322-3401

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ¨    No  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ¨    No  x

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May __, 2014

Common Stock, $0.005 par value	44,573,012

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at March 31, 2014 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2014, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2013 audited financial statements included in our Form 10-K.  Operating results for the period ended March 31, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$636	$681

Total Current Assets	636	681

TOTAL ASSETS	$636	$681

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$60,104	$60,104
Accounts payable - related parties	24,434	23,939
Notes payable - related parties	24,940	24,940
Other accrued expenses	486,826	486,826

Total Current Liabilities	596,304	595,809

TOTAL LIABILITIES	596,304	595,809

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 44,573,012 and 44,573,012
shares issued and outstanding, respectively	222,865	222,865
Additional paid-in capital	8,356,480	8,354,980
Deficit accumulated during the development stage	(9,175,013)	(9,172,973)

Total Stockholders' Deficit	(595,668)	(595,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$636	$681

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			From Inception
			on August 5,
	For the Three Months Ended		1987 Through
	March 31,		March 31,
	2014	2013	2014

REVENUES	$-	$-	$-

EXPENSES

Research and development	-	-	1,353,540
Professional Fees	495	1,586	1,499,238
Executive compensation	1,500	1,500	5,896,230
General and administrative	45	44	447,164

LOSS FROM OPERATIONS	(2,040)	(3,130)	(9,196,172)

OTHER INCOME

Proceeds from sale of patents	-	-	640,000

LOSS BEFORE DISCONTINUED OPERATIONS	(2,040)	(3,130)	(8,556,172)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,340,551)

Income Taxes	-	-	-

NET LOSS	$(2,040)	$(3,130)	$(12,896,723)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	44,573,012	44,573,012

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			on August 5,
	For the Three Months Ended		1987 Through
	March 31,		March 31,
	2014	2013	2014

OPERATING ACTIVITIES

Net loss	$(2,040)	$(3,130)	$(12,896,723)
Adjustments to reconcile net loss
to net cash flows from operating activities
Services contributed by an officer	1,500	1,500	13,500
Common stock issued for services	-	-	9,904,653
Common stock issued for research and
development costs	-	-	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	-	1,000	90,459
Gain on sale of patent	-	-	(640,000)
Changes in operating assets and liabilities
Accounts payable	-	-	60,105
Account payable - related parties	495	586	168,196
Prepaid expenses	-	-	491,667
Other accrued expenses	-	-	486,826

Net Cash Provided by (Used
in) Operating Activities	(45)	(44)	(507,017)

INVESTING ACTIVITIES
Proceeds from sale of patent	-	-	640,000

Net Cash Used
in Financing Activities	-	-	640,000

FINANCING ACTIVITIES	-	-	-
Capital contributed by officer	-	-	13,046
Proceeds from related party payable	-	-	100
Repayment of related party payable	-	-	(145,493)
Net Cash Provided by (Used
in) Financing Activities	-	-	(132,347)

NET INCREASE (DECREASE) IN CASH	(45)	(44)	636

CASH AT BEGINNING OF PERIOD	681	860	-

CASH AT END OF PERIOD	$636	$816	$636

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$-	$-	$750,000

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

Condensed Notes to Unaudited Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company the Company had accumulated losses of $9,175,013 for the period from inception through March 31, 2014 which raises substantial doubt about its ability to continue as a going concern.  It is the intent of the Company to seek a merger with an existing, operating company.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014 and 2013.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – ACCOUNTS PAYABLE-RELATED PARTY

The Company owed trade accounts payable to a related party in the amount of $24,434, and $23,939, as of March 31, 2014, and December 31, 2013, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of March 31, 2014 and December 31, 2013, the related party payable outstanding balance totaled $24,940 and $24,940, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

We did not realize revenues for the three-month periods ended March 31, 2014 and 2013. During the three months ended March 31, 2014, we recorded total expenses of $2,040, consisting of $495 in professional fees, $1,500 in executive compensation and $45 in general and administrative expenses. In the comparable period of 2013 we recorded expenses totaling $3,130, consisting of $1,586 in professional fees, $1,500 in executive compensation and $44 in general and administrative expenses. These factors resulted in a net loss for the three months ended March 31, 2014 in the amount of $2,040 ($0.00 per share), compared to net loss of $3,130 ($0.00 per share) for the three months ended March 31, 2013.

Liquidity and Capital Resources

Total assets at March 31, 2014 were $636 which consisted of $636 in cash, compared to $681 in cash at December 31, 2013. Total liabilities at March 31, 2014 were $596,304, consisting primarily of $486,826 in other accrued expenses and accounts payable of $60,104. At December 31, 2013, total liabilities were $595,809, consisting primarily of $486,826 in other accrued expenses and $60,104 in accounts payable.

Because we currently have no revenues, for the immediate future we will have to rely on our existing cash reserves to continue to implement our business activities.   It is likely the only source of funding our future operations will be through the private sale of our securities, either equity or debt.

At March 31, 2014, we had stockholders’ deficit of $595,668 compared to a stockholders’ deficit of $595,128 at December 31, 2013.  The increased deficit is primarily due to the net loss of $2,040 during the three months ended March 31, 2014.

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

 Net Operating Loss

We have accumulated approximately $2,868,948 of net operating loss carryforwards as of December 31, 2013.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2013 through 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2013 and 2012 or the three months ended March 31, 2014, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

Item 4.              Controls and Procedures.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

PROTECT PHARMACEUTICAL CORPORATION

Date: May 15, 2014	By:	/S/ Geoff Williams

President, C.E.O. and Director

Date: May 15, 2014	By:	/S/ KEITH ELISON .
Keith Elison
C.F.O., Chief Accounting Officer