Form 10-Q
period 2014-06-30
PROTECT PHARMACEUTICAL Corp
filed 2014-08-19
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ¨    No  x

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 19, 2014

Common Stock, $0.005 par value	44,573,012

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at June 30, 2014 and related unaudited statements of operations, and cash flows for the three and six months ended June 30, 2014, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2013 audited financial statements included in our Form 10-K.  Operating results for the period ended June 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS

Cash	591	681

Total Current Assets	591	681

TOTAL ASSETS	591	681

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	61,954	60,104
Accounts payable - related parties	21,714	23,939
Notes payable - related parties	34,439	24,940
Other accrued expenses	486,826	486,826

Total Current Liabilities	604,933	595,809

TOTAL LIABILITIES	604,933	595,809

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,at $0.001 par value, no shares issued or outstanding	-	-

Common stock; 100,000,000 shares authorized,at $0.005 par value, 44,573,012 and 44,573,012 shares issued and outstanding, respectively	222,865	222,865
Additional paid-in capital	8,357,980	8,354,980
Deficit accumulated during the development stage	(9,185,187)	(9,172,973)

Total Stockholders' Deficit	(604,342)	(595,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	591	681

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
Condensed Statements of Operations

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	From Inception on August 5, 1987 Through June 30, 2014
REVENUES
REVENUES	-	-	-	-	-

EXPENSES

Research and development	-	-	-	-	1,353,540
Professional Fees	8,630	9,727	9,125	11,313	1,507,868
Executive compensation	1,500	1,500	3,000	3,000	5,897,730
General and administrative	45	46	89	90	447,209
Total Expenses	10,175	11,273	12,214	14,403	9,206,347

LOSS FROM OPERATIONS	(10,175)	(11,273)	(12,214)	(14,403)	(9,206,347)

OTHER INCOME

Gain on sale of patents	-	-	-	-	640,000
Total Other Income	-	-	-	-	640,000

	(10,175)	(11,273)	(12,214)	(14,403)	(8,566,347)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,340,551)

Income Taxes	-	-	-	-	-
PROFIT LOSS	(10,175)	(11,273)	(12,214)	(14,403)	(12,906,898)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,573,012	44,573,012	44,573,012	44,573,012

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
(A Development Stage Company)
CondensedStatements of Cash Flows

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	From Inception on August 5, 1987 Through June 30, 2014

OPERATING ACTIVITIES
Net loss	(12,214)	(14,403)	(12,906,898)

Adjustments to reconcile loss to net cash flows from operating activities
Common stock issued for services	-	-	9,904,653
Services contributed by officers	3,000	3,000	15,000
Common stock issued for research and development costs	-	-	1,250,000
Loss from disposition of subsidiary	-	-	564,300
Expenses paid on behalf of the Company	9,499	4,860	99,958
Gain on sale of patents	-	-	(640,000)
Changes in operating assets and liabilities
Accounts payable	1,850	(1,521)	61,955
Accounts payable - related parties	(2,225)	7,975	165,476
Prepaid expenses	-	-	491,667
Other accrued expenses	-	-	486,826

Net Cash Provided by Operating Activities	(90)	(89)	(507,062)

INVESTING ACTIVITIES
Proceeds from sale of patent	-	-	640,000

Net Cash Used in Financing Activities	-	-	640,000

FINANCING ACTIVITIES	-	-	-
Capital contributed by officer	-	-	13,046
Proceeds from related party payable	-	-	100
Repayment of related party payable	-	-	(145,493)

Net Cash Provided by (Used in) Financing Activities	-	-	(132,347)

NET INCREASE (DECREASE) IN CASH	(90)	(89)	591

CASH AT BEGINNING OF PERIOD	681	860	-

CASH AT END OF PERIOD	591	771	591

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	-	-	750,000

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

Condensed Notes to Unaudited Financial Statements

June 30, 2014 and December 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014and 2013 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014 and 2013.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

PROTECT PHARMACEUTICAL CORPORATION

(A Development Stage Company)

Condensed Notes to Unaudited Financial Statements

June 30, 2014 and December 31, 2013

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company owed trade accounts payable to a related party in the amount of $21,714, and $23,939, as of June 30, 2014, and December 31, 2013, respectively.  These amounts related to accounting and consulting services provided by an entity that is partially owned by a Company officer.

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of June 30, 2014 and December 31, 2013, respectively, the related party payable outstanding balance totaled $34,439  and $24,940 . These payables are non-interest bearing, unsecured, and are due on demand.

Contributed Capital

During the six months ended June 30, 2014 and 2013, a related-party has contributed various administrative services to the Company. These services have been valued at $3,000 for the six month periods then ended.

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

June 30, 2014 and December 31, 2013

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

As of December 31, 2013 the Company has not initiated any activity with respect to the Investment Agreement other than the initial issuance of 150,000 common shares.  The Company has not registered with the SEC the shares to be issued to Kodak.  The Agreement expired on June 17, 2014.

NOTE 6 – SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

We did not realize revenues for the three-month periods ended June 30, 2014 and 2013 nor from inception. During the three months ended June 30, 2014, we recorded total expenses of $10,175, consisting of $8,630 in professional fees, $1,500 in executive compensation and $45 in general and administrative expenses. In the comparable period of 2013 we recorded expenses totaling $11,273, consisting of $9,727 in professional fees, $1,500 in executive compensation and $46 in general and administrative expenses. These factors resulted in a net loss for the three months ended June 30, 2014 in the amount of $10,175 ($0.00 per share), compared to net loss of $11,273 ($0.00 per share) for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and 2013

We did not realize revenues for the six-month periods ended June 30, 2014 and 2013. During the six months ended June 30, 2014, we recorded total expenses of $12,214, consisting of $9,125 in professional fees, $3,000 in executive compensation and $89 in general and administrative expenses. In the comparable period of 2013 we recorded expenses totaling $14,403, consisting of $11,313 in professional fees, $3,000 in executive compensation and $90 in general and administrative expenses. These factors resulted in a net loss for the six months ended June 30, 2014 in the amount of $12,214 ($0.00 per share), compared to net loss of $14,403 ($0.00 per share) for the six months ended June 30, 2014.

Liquidity and Capital Resources

Total assets at June 30, 2014 were $591 in cash, compared to $681 in cash at December 31, 2013. Total liabilities at June 30, 2014 were $604,933, consisting of $486,826 in other accrued expenses, accounts payable and accrued expenses of $61,954, Notes payable – related parties of $34,439 and accounts payable - related parties of $21,714. At December 31, 2013, total liabilities were $595,809, consisting of $486,826 in other accrued expenses, accounts payable and accrued expenses of $60,104, Notes payable – related parties of $24,940 and accounts payable - related parties of $23,939.

Because we currently have no revenues, for the immediate future we believe we will have to rely on our existing cash reserves and potential loans from stockholders to continue to implement our business activities. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.   It is likely the only other source of funding future operations will be through the private sale of our securities, either equity or debt.

At June 30, 2014, we had stockholders’ deficit of $604,342 compared to stockholders’ deficit of $595,128 at December 31, 2013.  The increased deficit is primarily due to the net loss of $12,214 during the six months ended June 30, 2014.

Plan of Operation

We intend to research and develop new generation drug delivery technologies that we believe will enable products with improved clinical benefits.  We believe our drugs could offer enhanced pain relief and reduced tolerance/physical dependence, reduced addiction potential and side effects compared to existing neuropathic and fibromyalgia drugs and opioid painkillers.  We intend to conduct our research and development through collaborative programs. We anticipate relying on arrangements with third party drug developers such as contract research organizations and clinical research sites for a significant portion of our product development efforts.

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

 Net Operating Loss

We have accumulated approximately $2,868,948 of net operating loss carryforwards as of December 31, 2013.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2013 through 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2013 and 2012 or the six months ended June 30, 2014, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mine Safety Disclosures

This Item is not applicable.

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

PROTECT PHARMACEUTICAL CORPORATION

Date: August 19, 2014	By:	/S/ GEOFF WILLIAMS
Geoff Williams
President, C.E.O. and Director

Date: August 19, 2014	By:	/S/ KEITH ELISON .
Keith Elison
C.F.O., Chief Accounting Officer