Form 10-Q
period 2014-09-30
PROTECT PHARMACEUTICAL Corp
filed 2014-11-17
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 17, 2014

Common Stock, $0.005 par value	70,573

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at September 30, 2014 and related unaudited statements of operations and cash flows for the three and nine months ended September 30, 2014, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2013 audited financial statements included in our Form 10-K.  Operating results for the period ended September 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$546	$681

Total Current Assets	546	681

TOTAL ASSETS	$546	$681

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$64,105	$60,104
Accounts payable - related parties	13,405	23,939
Notes payable - related parties	36,439	24,940
Other accrued expenses	486,826	486,826

Total Current Liabilities	600,775	595,809

TOTAL LIABILITIES	600,775	595,809

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 70,573 and 44,573
shares issued and outstanding, respectively	353	223
Additional paid-in capital	8,591,993	8,577,622
Accumulated deficit	(9,192,575)	(9,172,973)

Total Stockholders' Deficit	(600,229)	(595,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$546	$681

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

EXPENSES

Professional Fees	5,840	4,013	14,965	15,326
Executive compensation	1,500	1,500	4,500	4,500
General and administrative	48	45	137	135

Total Expenses	7,388	5,558	19,602	19,961

LOSS FROM OPERATIONS	(7,388)	(5,558)	(19,602)	(19,961)

NET LOSS	$(7,388)	$(5,558)	$(19,602)	$(19,961)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.13)	$(0.12)	$(0.40)	$(0.45)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	56,160	44,573	48,478	44,573

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

OPERATING ACTIVITIES

Net loss	$(19,602)	$(19,961)
Adjustments to reconcile loss
to net cash flows from operating activities
Services contributed by officers	4,500	4,500
Expenses paid on behalf of the Company	11,499	8,860
Changes in operating assets and liabilities
Accounts payable	4,001	(1,020)
Accounts payable - related parties	(534)	7,487

Net Cash Used in Operating Activities	(135)	(134)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(135)	(134)

CASH AT BEGINNING OF PERIOD	681	860

CASH AT END OF PERIOD	$546	$726

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Common stock issued for prepaid services	$-	$-
Common stock issued for mining claims	$-	$-
Capital contributed for accounts payable – related parties	$10,000	$-

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014and 2013 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014 and 2013.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of September 30, 2014.

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company owedaccounts payable to a related party in the amount of $13,405, and $23,939,as ofSeptember 30, 2014, and December 31, 2013, respectively.  These amounts related to accounting and consulting services provided by an entity that is partially owned by a Company officer.

The Company hasrecorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. During the nine months ending September 30, 2014, an entity controlled by an officer of that company paid $11,499 in expenses.   As of September 30, 2014 and December 31, 2013, respectively,the related party payable outstanding balance totaled$36,439  and $24,940. These payables are non-interest bearing, unsecured, and are due on demand.

Contributed Capital

During the nine months ended September 30, 2014 and 2013, a related-party has contributed various administrative services to the Company. These services have been valued at $4,500 for the nine month periods then ended.  In addition, during the nine months ended September 30, 2014 a related-party entity paid $10,000 toward accounts payable related parties held by the Company.

NOTE 5– SALE OF PATENTS

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

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 5– SALE OF PATENTS(Continued)

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

NOTE 6 – STOCKHOLDERS’ EQUITY

On August 20, 2014 the Company issued 26,000 post-split shares of common stock to purchase a group of ten lode mining claims located in Soccorro County, New Mexico.  The shares were issued and the claims were purchased from a related party entity.  The post-split shares were recorded at predecessor historical cost of the mining claims amounting to $-0- per share.

On September 23, 2014 the Company elected to perform a reverse-split of its common stock on a one-share-for-1,000-shares basis.  All references to common stock in these financial statements have been retroactively restated so as to incorporate the effects of this reverse-split transaction.

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

Recent Events

Acquisition of Claims

On September 19, 2014, Protect Pharmaceutical Corporation entered into a Claims Assignment Agreement with Blue Cap Development Corp., a private Nevada corporation (“Blue Cap”), to acquire certain mining and/or mineral claims and/or leases located in Sec.6,T2S,R1W,New MexicoPrincipalMeridian,ofSoccorroCounty New Mexico (the “Claims”).

In exchange for the Claims, we issued 26.0 million (pre-split) unregistered shares of authorized, but previously unissued common stock.  The amount of shares was negotiated between the parties and the 26.0 million shares represent approximately 36.9% of Protect’s 70,513,012 (pre-split) shares outstanding following the acquisition. Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of Protect owning approximately 31% of Protect’s common stock prior to the acquisition.  Because of the related nature of the parties to the transaction, Protect endeavored to conduct an independent investigation of Blue Cap and the Claims and research the merits and value of acquiring the Claims.

Protect’s President, Geoff Williams, oversaw the investigation and consulted with outside advisors. Mr. Williams is the son of H. Deworth Williams. The company researched information and documents related to the Blue Cap Claims and consulted with other persons familiar with the properties and the industry.  Following the review of all available information, we determined that the acquisition of the Claims presents a unique opportunity for the company.  We also believe that the acquisition was accomplished for a fair, negotiated consideration and the acquisition is in the best interest of our stockholders.

In February 2010, we initially became engaged in the business of acquiring and licensing for possible commercialization, patented pharmaceuticals and related technologies. In January 2011, we sold to a major drug company certain inventions, patents and patent applications for cash consideration.  Our primary purpose has been to develop our remaining patents and technologies through innovative dosing and/or delivery, focusing on research, development, and commercialization of drug delivery technologies.

Our decision to enter into the Claims Acquisition Agreement was premised on the Board of Directors intention to diversify the company’s future business.  As a result of acquiring the Claims, we are developing a plan to commence an exploration program for the possibility of deposits of rare earth elements on the Claims.  Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power.  Examples of products that use rare earth elements are computer hard drives, smart phones, TV screens and wind turbines.  Rare earth elements are also critical for a number of key defense systems such as lasers, radar, missile-guidance systems and other electronics.

Management anticipates that the company will need to secure adequate funding to develop and implement an exploration program. There can be no assurance that we will be able to secure the necessary funding to fulfill our goals, or that any future funding will be available on terms favorable to the company, or at all.

Our 10lodemining claimsare locatedinSec.6,T2S, R1W,New MexicoPrincipalMeridian,ofSoccorroCounty,NewMexico.  The Claims are being held for the purpose of exploration for gold, silver and rare earth mineralization deposits and are located near existing exploration projects and we expect will be explored by other mining companies.  Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit. According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mining company. This is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage.

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

Reverse Stock Split

On November 4, 2014, Protect Pharmaceutical Corporation effected a reverse stock split of its 70,513,012 million issued and outstanding shares of common stock on a one (1) share for one thousand (1000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Accordingly, additional shares to restore each such affected stockholder’s holdings to 100 shares were issued.  The par value of the common stock remains at $0.005 per share. As a result of the reverse stock split, we have issued and outstanding approximately 70,573 shares of common stock, without giving effect to the rounding up of fractional shares and rounding up to 100 shares round lots.

As a result of the reverse split, each share certificate representing shares of pre-split common stock will be deemed to represent one-thousandth (1/1000) shares of post-split common stock.  Certificates representing post-split common stock will be issued in due course as old share certificates are tendered for exchange or transfer to the company’s transfer agent.

Results of Operations

Financial data set forth below reflects the one share for 1,000 shares reverse stock split effected on November 4, 2014.

Three Months Ended September 30, 2014 and 2013

We did not realize revenues for the three-month periods ended September 30, 2014 and 2013. During the three months ended September 30, 2014 (“third quarter”), we recorded total expenses of $7,388, consisting of $5,840 in professional fees, $1,500 in executive compensation and $48 in general and administrative expenses. In the comparable third quarter of 2013, we recorded expenses totaling $5,558, consisting of $4,013 in professional fees, $1,500 in executive compensation and $45 in general and administrative expenses. These factors resulted in a net loss for the third quarter ended September 30, 2014 in the amount of $7,388 ($0.13 per share), compared to net loss of $5,558 ($0.12 per share) for the third quarter ended September 30, 2013.

Nine months Ended September 30, 2014 and 2013

We did not realize revenues for the nine-month periods ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, we recorded total expenses of $19,602, consisting of $14,965 in professional fees, $4,500 in executive compensation and $137 in general and administrative expenses. In the comparable nine-month of 2013 we recorded expenses totaling $19,961, consisting of $15,326 in professional fees, $4,500 in executive compensation and $135 in general and administrative expenses. These factors resulted in a net loss for the nine months ended September 30, 2014 in the amount of $19,602 ($0.40 per share), compared to net loss of $19,961 ($0.45 per share) for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Total assets at September 30, 2014 were $546 in cash, compared to $681 in cash at December 31, 2013. Total liabilities at September 30, 2014 were $600,775, consisting of $486,826 in other accrued expenses, accounts payable and accrued expenses of $64,105, Notes payable – related parties of $36,439 and accounts payable - related parties of $13,405. At December 31, 2013, total liabilities were $595,809, consisting of $486,826 in other accrued expenses, accounts payable and accrued expenses of $60,104, Notes payable – related parties of $24,940 and accounts payable - related parties of $23,939.

Because we currently have no revenues and limited available cash, for the immediate future we believe we will have to rely on potential advances from stockholders to continue to implement our business activities. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.  It is likely the only other source of funding future operations will be through the private sale of our securities, either equity or debt.

At September 30, 2014, we had stockholders’ deficit of $600,229 compared to stockholders’ deficit of $595,128 at December 31, 2013.  The increased deficit is primarily due to the net loss of $19,602 offset by capital contributions of $10,000 by a related party and $4,500 by the CEO in services during the nine-month period ended September 30, 2014.

Plan of Operation

Management is presently reviewing the company’s remaining patents and new generation drug delivery technologies acquired in 2010.  Because of the acquisition of Claims in September 2014, it is likely our primary business focus will shift to the exploration of the acquired properties to determine whether there is commercial potential.  As of this date no decision has been reached regarding the patents and technology.

In order to facilitate an exploration program on our Claims, we will need to raise adequate funds to complete initial exploration commitments and pay for general business and operating expenses. We estimate that we will need up to $75,000 during the next twelve months to complete the initial phase of exploration and to commence an exploration program on our properties.  Management plans to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

 If we are able to complete our initial exploration programs and successfully identify a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether any identified mineral deposit is commercially viable. If we are unable to raise additional funds for this work or secure a strategic partner, we would be unable to proceed, even if a mineral deposit is discovered and is believed to be commercially viable.

We are presently developing a comprehensive exploration plan that will include a detailed budget and timeline.  We anticipate that we can finalize this plan before year end 2014.  It is our intent for management to oversee and assess each phase of our proposed exploration to determine whether the results warrant further work. If initial exploration results do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

Historically, we have incurred operating losses and we will not be able to exist indefinitely without securing additional operating funds. In the view of our independent auditors, we will require additional funds to maintain operations and these conditions raise substantial doubt about our ability to continue as a going concern.

We do not anticipate conducting any product research or development over the next 12 months. Also, we do not expect to make any major equipment purchasers or make any significant capital expenditures in the immediate future unless we have the necessary funds. We presently do not have employees and do not expect to add employees over the next 12 months, except for part-time clerical assistance on an as-needed basis and possibly engaging outside advisors or consultants as requisite funds are available. We anticipate that our current management will handle everyday operations for the immediate future.

We anticipate that our immediate funding requirements will have to be satisfied by advances from officers, directors or stockholders. We will most likely accrue expenses until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until such time as we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

As it is most likely we will need to obtain outside financing, possibly the only method available would be the private sale of securities. It is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender.  There can be no assurance that we will be able to obtain necessary additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

 Net Operating Loss

We have accumulated approximately $2,868,948 of net operating loss carryforwards as of December 31, 2013.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2013 through 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2013 and 2012 or the nine months ended September 30, 2014, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective.

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

This Item is not applicable.

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

Protect Pharmaceutical Corporation

Date: November 17, 2014	By:	/S/ Geoff Williams
Geoff Williams
President, C.E.O. and Director

Date: November 17, 2014	By:	/S/ Keith Elison .
Keith Elison
C.F.O., Chief Accounting Officer