Form 10-K
period 2014-12-31
PROTECT PHARMACEUTICAL Corp
filed 2015-04-15
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Yes ☐

No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, was $1,914,000.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 15, 2015 was 106,259.

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

At the closing of the acquisition, Ramesha Sesha, President of Nectid and the inventor of all the acquired technology, was appointed to our board of directors and as Chief Operating Officer and Chief Scientific Officer. Our primary purpose at that time was to develop drug delivery technologies and solutions through innovative dosing and/or delivery that would minimize the pharmaceutical dose, frequency, and side effects. In connection with the acquisition, we changed our corporate name to Protect Pharmaceutical Corporation on April 23, 2010.

In exchange for the acquired patent applications, we issued to Nectid 5.0 million shares of our common stock (pre-split) and agreed to issue an additional 2.0 million shares upon realizing financing of $2.0 million. The acquisition agreement provided certain registration rights whereby the company would use its best efforts to file with the SEC a registration statement under the Securities Act of 1933, which would include shares issued to Nectid under the agreement. We did not realize the financing nor issued the additional 2 million shares and, accordingly, no registration statement was filed.

In June 2010, we filed a Form 10 registration statement under the Securities Exchange Act of 1934. As a result of filing the registration statement, we became obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

In December 2010, we amended the acquisition agreement to provide that in the event the company sold outright any of the patents acquired from Nectid, without first undertaking any development of the patents, the proceeds from such sale would be divided, 60% to Nectid and 40% to the Protect.

On January 31, 2011, we finalized a Patent Purchase Agreement with Grünenthal GmbH, a company organized under the laws of Germany. Pursuant to the terms of that agreement, we sold to Grünenthal all of the company’s rights, title and interest in and to certain inventions described in patents and patent applications. The sold patents relate to Opioid Formulations and Methods of treating acute and chronic pain.

In exchange for the patents, Grünenthal paid the Company the cash consideration of $1.6 million. Pursuant to our agreement with Nectid, because the patents were sold outright without first undertaking any development of the patents, the proceeds were divided 60% to Nectid and 40% to Protect. Accordingly, we realized $640,000 from the proceeds of the sale and the balance was paid to Nectid. We also retained all other inventions, patents and technologies initially acquired from Nectid.

Current Business

On January 24, 2012, Ramesha Sesha tendered his resignation as an officer and director of the Company.  He was replaced on February 12, 2012 by Geoff Williams as chief executive officer, president, treasurer and director. Following the resignation of Mr. Sesha, we continued to explore possible development and commercialization of the differentiated products based on our remaining proprietary oral drug delivery technologies and patents acquired from Nectid. Subsequently, management concluded that it would be difficult to continue with this plan without acquiring the necessary qualified scientific personnel. Accordingly, we decided to explore alternative business ventures.

On September 19, 2014, the company entered into a Claims Assignment Agreement with Blue Cap Development Corp., a private Nevada corporation (“Blue Cap”), to acquire certain mining and/or mineral claims and/or leases located in Sec. 6, T2S, R1W, New Mexico Principal Meridian, of Soccorro County New Mexico (the “Claims”).

In exchange for the Claims, we issued 26.0 million (pre-split as described below) unregistered shares of authorized, but previously unissued common stock.  The amount of shares was negotiated between the parties and the 26.0 million shares represent approximately 36.9% of Protect’s 70,513,012 (pre-split) shares outstanding following the acquisition. Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of Protect owning approximately 31% of Protect’s common stock prior to the acquisition.  Because of the related nature of the parties to the transaction, Protect endeavored to conduct an independent investigation of Blue Cap and the Claims and research the merits and value of acquiring the Claims.

Protect’s President, Geoff Williams, oversaw the investigation and consulted with outside advisors. Geoff Williams is the son of H. Deworth Williams. The company researched information and documents related to the Blue Cap Claims and consulted with other persons familiar with the properties and the industry.  Following the review of all available information, we determined that the acquisition of the Claims presents a unique opportunity for the company.  We also believe that the acquisition was accomplished for a fair, negotiated consideration and the acquisition is in the best interest of our stockholders.

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

Our 10 lode mining claims are located in Sec. 6, T2S, R1W, New Mexico Principal Meridian, of Soccorro County, New Mexico.  The Claims are being held for the purpose of exploration for gold, silver and rare earth mineralization deposits and are located near existing exploration projects and we expect will be explored by other mining companies.  Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit. According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mining company. This is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage.

We have limited capital and no current revenues. We anticipate that in the near term, ongoing expenses, including the costs associated with the preparation and filing of requisite reports with the SEC, will be paid for by advances from stockholders or from the private sale of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to us, or at all.

Our principal offices are currently located at 2681 Parleys Way, Suite 204, Salt Lake City, UT 84109 and our telephone number is (801) 322-3401.

Reverse Stock Split

On November 4, 2014, Protect effected a reverse stock split of its 70,513,012 million issued and outstanding shares of common stock on a one (1) share for one thousand (1000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Accordingly, additional shares to restore each such affected stockholder’s holdings to 100 shares were issued.  The par value of the common stock remains at $0.005 per share. All subsequent references to the number of shares will be on a post-split basis unless otherwise noted. As a result of the reverse stock split and the rounding up of odd lots to 100 shares, as of the date of this report we have issued and outstanding approximately 106,259 shares of common stock.

As a result of the reverse split, each share certificate representing shares of pre-split common stock will be deemed to represent one-thousandth (1/1000) shares of post-split common stock.  Certificates representing post-split common stock will be issued in due course as old share certificates are tendered for exchange or transfer to the company’s transfer agent.

Business Development Strategies

Management has reviewed the company’s remaining patents and new generation drug delivery technologies acquired in 2010. However, without personnel with the requisite scientific expertise, management feels it will be difficult to further develop the technologies. As of this date no final decision has been reached regarding the patents and technology. Because of the acquisition of Claims in September 2014, it is likely our future primary business focus will shift to the exploration of the acquired properties to determine whether there is commercial potential.

In order to facilitate an exploration program, we will need to raise adequate funds to complete initial exploration commitments and pay for general business and operating expenses. We estimate that we will need up to $75,000 during the next twelve months to complete the initial phase of exploration and to commence an exploration program on our properties.  Management plans to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

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

We are presently developing a comprehensive exploration plan that will include a detailed budget and timeline.  We anticipate that we can finalize this plan before year end 2015.  It is our intent for management to oversee and assess each phase of our proposed exploration to determine whether the results warrant further work. If initial exploration results do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

Research and Development

Subsequent to the sale of patents and patent applications to Grünenthal, we have not made any expenditure on research and development activities.  We do not anticipate conducting any product research or development over the next 12 months and do not expect to purchase any plant or significant equipment during that time unless we have the necessary funds.

Competition

The exploration for and exploitation of mineral reserves is highly competitive with many local, national and international companies in the marketplace. We must compete against several established companies in the industry that are better financed and/or who have closer working relationships with productive mining companies. We will most likely seek a strategic relationship with a more established and larger mining company to provide assistance, if exploration results so warrant. We have not entered into any agreements with any third parties to produce any minerals from our property, nor have we identified any potential partners in that regards, nor is there any assurance we will be able to secure such agreements. If we are unable to identify and/or partner with any third parties to assist us in attaining “production grade” minerals, we will likely be unsuccessful in producing any such minerals.

Government Regulation

Because we are engaged in the mineral exploration activities, we are exposed to many governmental and environmental risks associated with our business. We are currently in the initial exploration stages and management has not determined whether significant site reclamation costs will be required.

Environmental and other government regulations at the federal, state and local level may include:

●

surface impact;

●

water acquisition and treatment;

●

site access;

●

reclamation;

●

wildlife preservation;

●

licenses and permits; and

●

maintaining the environment.

Regulatory compliance in the mining industry is complex and the failure to meet and satisfy various requirements can result in fines, civil or criminal penalties or other limitations.

In the event we are able to secure funding necessary to implement an exploration program, we will be subject to regulation by numerous governmental authorities. In order to maintain our claims, we must make annual payments to the BLM and the State of New Mexico.  If we proceed to phase two drilling, we must secure an Access and Land Use Permit. Subsequently, operating and environmental permits will be required from applicable regulatory bodies using technical applications filed by us. The failure or delay in obtaining regulatory approvals or licenses will adversely affect our ability to explore our property and otherwise carry out our business plan.

Any exploration or ultimate production on United States Federal land will have to comply with the Federal Land Management Planning Act, which has the effect generally of protecting the environment. Any exploration or ultimate production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

There are no costs to us at the present time except for annual fee payments related to the claims and reclamation bonding requirements of the Bureau of Land Management in connection with compliance with environmental laws. However, because we anticipate engaging in natural resource projects, these costs could occur at any time and the potential liability extensive.

Employees

We currently have no employees. Daily functions are administered by our current directors. We are presently considering the possibility of additional employees, but will add employees only as our business demands warrant and we have the necessary available funds. We also plan to engage consultants from time to time to perform services on a per diem or hourly basis.

Facilities

We currently use as our principal place of business the business office of our President, Geoff Williams, located at 2681 Parleys Way, Suite 204, Salt Lake City, UT 84109. We anticipate that in the future our products will have to be developed by contract manufacturers and, accordingly, we will not initially require production or research space. Management believes that the current facilities are adequate for the immediate future.

Industry Segments

No information is presented regarding industry segments.  We are presently an exploration stage company engaged in the mineral exploration business and considered an exploration stage mining company.  Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

Item 1A.   Risk Factors.

This item is not required for a smaller reporting company.

Item 1B

    Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

We do not own any real property.  We currently occupy office space that serves as our principal place of business located at 2681 Parleys Way, Suite 204, Salt Lake City, UT 84109.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.

Mine Safety Disclosures.

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB under the symbol PRTT. There is currently a limited public trading market for our shares and there has been only sporadic trades. The last reported trade on March 23, 2015 was 100 shares at $1.70. Accordingly, because of the limited trading information available, we are not including a historical trading table.

As of the date hereof there are approximately 80 stockholders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. Including those additional stockholders, we estimate the total number of stockholders to be approximately 200.

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

Recent Issuances of Securities

As a result of the reverse stock split effected on November 4, 2014 on a one (1) share for one thousand (1000) shares basis, fractional share were automatically rounded up to the next higher whole share and any individual stockholder’s holdings that were reduced below 100 shares were issued additional shares to restore each such affected stockholder’s holdings to 100 shares. Accordingly, approximately 35,746 shares were issued due to rounding up fractional shares and the rounding of resulting odd lots to 100 shares. Thus, as of the date of this report, we have total outstanding shares of 106,259. Because brokers are responsible for delivering to the transfer agent customer shares that have not yet been split, there is a possibility that additional claims may be made for shares held in nominee name, although we believe that any such claims would not be significant.

During the year ended December 31, 2014 the Company issued an aggregate of 26,000 common shares (post-split) as consideration for acquisition of Claims. For accounting purposes, the shares were valued at par value.  The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

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

We are considered an exploration stage company with no current revenues. We do not expect to realize revenues until we have completed a successful exploration program and are able to produce and market minerals in commercial quantities. We anticipate that in the near term, ongoing expenses, including the costs associated with the preparation and filing reports with the SEC, will be paid for by advances from stockholders or from the private sale of securities, either debt or equity. However, there is no assurance that we will be able to realize such funds on terms favorable to us, or at all.

Results of Operations

We did not realize revenues for the years ended December 31, 2014 and 2013. Operating expenses totaled $30,848 and $23,939 for 2014 and 2013, respectively. Our 2014 expenses consisted $24,848 in professional fees and $6,000 in executive compensation. Expenses for 2013 consisted of $17,759 in professional fees, $6,000 in executive compensation and $180 in general and administrative expenses. The increase in professional fees for 2014 was attributed to additional legal and accounting fees associated with our reporting requirements with the SEC. Also, during 2014 we recorded a gain on forgiveness of liabilities of $488,993, due to an agreement whereby our former President agreed to forgive $486,826 in accrued salaries and $2,167 in accrued expenses. These factors resulted in net income of $458,145 for 2014 compared to a net loss of $23,939 for 2013. The 2014 net income is due to a one time forgiveness of debts and is not expected to reoccur in the future.

Liquidity and Capital Resources

Total assets consisting of cash at December 31, 2014 and 2013 were $502 and $681, respectively.  Total liabilities at December 31, 2014 and 2013 were $121,485 and $595,809, respectively. The decrease in liabilities at the end of 2014 is directly attributed to the forgiveness of accrued officer salaries of $486,826 and accrued expenses of $2,167. At December 31, 2014, liabilities consisted of $61,053 in accounts payable and accrued expenses, $2,380 in accounts payable to related parties, and $58,052 in related party payables. In 2013 the Company’s liabilities consisted primarily of $60,104 in accounts payable and accrued expenses, $23,939 in accounts payable to related parties, $24,940 in related party payables, and $486,826 in accrued officer salaries.

Because currently we have no revenues or significant cash reserves, for the immediate future we will have to rely on our directors and/or stockholders to pay expenses or raise funds through the private placement of securities. There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs. At December 31, 2014, we had total stockholders’ deficit of $120,983 compared to a stockholders’ deficit of $595,128 at December 31, 2013.

Plan of Operation

Following the sale of patents, patent applications and technologies to Grünenthal, we have endeavored to explore possible plans for the remaining patents and new generation drug delivery technologies acquired in 2010. However, without adequate personnel with the requisite scientific expertise, we believe it will be difficult to further develop the technologies. As of this date no final decision has been reached regarding the patents and technology. Following the acquisition of Claims in September 2014, we believe that the company will most likely focus on the initial exploration of the acquired properties to determine whether there is commercial potential. We are now in the process of developing a definitive plan for the initial exploration of our Claims.

We are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves on our properties and our proposed preliminary studies of the Claims is intended to be exploratory in nature.

Our current plan is to finalize and initiate an exploration program, to identify our objectives and anticipated growth for the next 12 months, and identify our cash requirements to fulfill our business objectives.  We will need to raise additional funds during the next 12 months to complete our exploration commitments and to pay for general business and operating expenses. We estimate that we will need up to $75,000 during the next twelve months to facilitate an exploration program. Management plans to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

If exploration results do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

If we are able to complete an initial exploration programs and successfully identify a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether any identified mineral deposit is commercially viable. If we are unable to raise additional funds for this work or secure a strategic partner, we would be unable to proceed, even if a mineral deposit is discovered and is believed to be commercially viable.

Management believes that we will not be able to exist indefinitely without securing additional operating funds. In the view of our independent auditors, we will require additional funds to maintain operations and these conditions raise substantial doubt about our ability to continue as a going concern.

We do not anticipate conducting any product research or development over the next 12 months. Also, we do not expect to make any major equipment purchasers or make any significant capital expenditures in the immediate future unless we have the necessary funds. We do not have employees and do not expect to add employees over the next 12 months, except for part-time clerical assistance on an as-needed basis and possibly engaging outside advisors or consultants as requisite funds are available. We anticipate that our current management team will satisfy our everyday operating requirements for the foreseeable future.

Because we currently have limited cash, it may be necessary for officers, directors or stockholders to advance funds and we will most likely accrue expenses until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until such time as we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

Because we currently have no revenues, most likely the only source of funding these expenses will be through the private sale of securities, either equity or debt. We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time. If we are unable to raise the necessary funding, our research and development plans will be delayed indefinitely. There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all.

Net Operating Loss

We have accumulated approximately $2,713,179 of net operating loss carryforwards as of December 31, 2014. This loss carry forward may be offset against taxable income and income taxes through the year 2034. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2014 and 2013 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

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

Financial statements for the fiscal years ended December 31, 2014 and 2013 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent registered public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Protect Pharmaceutical Corporation

We have audited the accompanying balance sheets of Protect Pharmaceutical Corporation (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Protect Pharmaceutical Corporation as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $8,714,828 as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015

PROTECT PHARMACEUTICAL CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013

CURRENT ASSETS

Cash	$502	$681

Total Current Assets	502	681

TOTAL ASSETS	$502	$681

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$61,053	$60,104
Accounts payable - related parties	2,380	23,939
Related party payables	58,052	24,940
Accrued officer salaries	-	486,826

Total Current Liabilities	121,485	595,809

TOTAL LIABILITIES	121,485	595,809

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 89,459 and 44,573
shares issued and outstanding, respectively	447	223
Additional paid-in capital	8,593,398	8,577,622
Accumulated deficit	(8,714,828)	(9,172,973)

Total Stockholders' Deficit	(120,983)	(595,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$502	$681

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

REVENUES	$-	$-

EXPENSES

Research and development	-	-
Professional Fees	24,848	17,759
Executive compensation	6,000	6,000
General and administrative		180

LOSS FROM OPERATIONS	(30,848)	(23,939)

OTHER INCOME
Gain on forgiveness of liabilities	488,993	-

INCOME (LOSS) BEFORE INCOME TAXES	458,145	(23,939)

LOSS FROM DISCONTINUED OPERATIONS	-	-

Income Taxes	-	-

NET INCOME (LOSS)	$458,145	$(23,939)

BASIC AND DILUTED INCOME (LOSS) PER SHARE OF
COMMON STOCK	$8.48	$(0.54)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	54,047	44,573

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	44,573	$223	$8,571,622	$(9,149,034)	$(577,189)

Services contributed by officers	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2013	-	-	-	(23,939)	(23,939)

Balance, December 31, 2013	44,573	223	8,577,622	(9,172,973)	(595,128)

Common stock issued for mining claims	26,000	130	(130)	-	-

Rounding shares issued pursuant to
reverse-stock split	18,886	94	(94)	-	-

Contribution of capital by related party
to satisfy outstanding payables	-	-	10,000	-	10,000

Services contributed by officers	-	-	6,000	-	6,000

Net income (loss) for the year ended
December 31, 2014	-	-	-	458,145	458,145

Balance, December 31, 2014	89,459	$447	$8,593,398	$(8,714,828)	$(120,983)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES

Net income (loss)	$458,145	$(23,939)
Adjustments to reconcile income (loss)
to cash flows from operating activities
Services contributed by an officer	6,000	6,000
Gain on forgiveness of liabilities	(488,993)	-
Expenses paid on behalf of the Company	33,112	20,860
Changes in operating assets and liabilities
Accounts payable	3,116	(10,720)
Account payable - related parties	(11,559)	7,620

Net Cash Used in Operating Activities	(179)	(179)

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES

Net Cash Used In Financing Activities	-	-

NET CHANGE IN CASH	(179)	(179)

CASH AT BEGINNING OF PERIOD	681	860

CASH AT END OF PERIOD	$502	$681

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Common stock issued for mining claims	$130	$-
Share issued for rounding in reverse split	$94	$-
Capital contributed by related party in assumption of liabilities	$10,000	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND HISTORY

Business and Organization

The financial statements presented are those of Protect Pharmaceutical Corporation (the Company).  The Company was originally incorporated under the laws of the state of Idaho on August 5, 1987.  The Company was incorporated for the purpose of purchasing, leasing or otherwise acquiring mining claims and rights and also to develop mines. The Company was unable to raise development money and the Company’s operations ceased.

On June 15, 2006, the name of the Company changed to Pro-Tect, Inc. and its domicile was moved to the state of Nevada.  Subsequently, the Company changed its name on April 23, 2010 to Protect Pharmaceutical Corporation and engaged in licensing its patented pharmaceuticals technologies.

Following the sale of the majority of its patents in January 2011, the Company began to explore alternative business ventures.  On September 19, 2014, the Company acquired certain mining and/o mineral claims and/or lease located in New Mexico and is currently developing an exploration plan to determine the viability of its claims.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31. The Company has realized no revenues from operations as of December 31, 2014 and is classified as a development stage enterprise.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2014 and 2013 the Company had $502 and $681 of cash and cash equivalents, respectively.

Revenue Recognition

During the years ended December 31, 2014 and 2013 the Company earned no revenues.  Revenue recognition policies will be finalized and implemented by management upon the commencement of planned principal operations.

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2014 and 2013, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral Property Acquisition Costs

The costs of acquiring mineral properties are capitalized and amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company's ability to recover its spent costs from the sale of its interests. The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

The capitalized amounts may be written down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each mineral property interest quarterly, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows.

Exploration and Development Costs

Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven (measured) and probable (indicated) reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Impairment of Mineral Rights

The Company reviews mineral rights for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended December 31, 2014 and 2013, the Company recorded no impairment to mineral rights.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2014 and 2013, the Company issued $-0- and $-0-, respectively, in share-based payments for services.

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

Basic Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.

The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014 and 2013.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Income (Loss) (numerator)	$458,145	$(23,939)
Shares (denominator)	54,047	44,573
Per share amount	$8.48	$(0.54)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company the Company has an accumulated deficit of $8,714,828 as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern.  It is the intent of the Company to seek a merger with an existing, operating company.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 – RELATED PARTY TRANSACTIONS

Various startup expenses of the Company including purchase of property and equipment, officer’s compensation and general and administrative expenses have been paid for using funds provided by two directors of the Company. The liabilities are non-interest bearing, unsecured and due upon demand. The Company owed $2,380 and $23,939 for such payables as of December 31, 2014 and 2013, respectively. These amounts due are for services rendered by related parties.

During the years ended December 31, 2014 and 2013 certain administrative services were contributed to the Company by officers.  These services were valued at $6,000 during 2014 and 2013.

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of December 31, 2014 and December 31, 2013, respectively, the related party payable outstanding balance totaled $58,052 and $24,940. These payables are non-interest bearing, unsecured, and are due on demand.

During 2014, an entity controlled by a Company officer assumed and forgave $10,000 in Company liabilities. The Company recorded $10,000 as additional paid-in capital as a result of this debt assumption and forgiveness.

NOTE 5 – COMMON AND PREFERRED STOCK

On June 20, 2011, the Company received written consent from its majority stockholders to amend the Company’s articles of incorporation to change the authorized capitalization. The board of directors previously approved the resolution to increase the number of authorized common stock from 50,000,000 to 100,000,000 shares and to authorize 10,000,000 shares of “blank check” preferred shares.

NOTE 5 – COMMON AND PREFERRED STOCK (CONTINUED)

The newly authorized preferred shares may be issued from time to time in one or more series in the discretion of the board of directors. The board will have the authority to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of December 31, 2014, no preferred shares have been issued and none are outstanding.

On September 19, 2014, the Company issued 26,000 shares of common stock to Blue Cap Development Corp. in exchange for certain mining and/or mineral claims and/or leases located in New Mexico. Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of the Company.

On November 4, 2014, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for one thousand (1000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Additional shares to restore each such affected stockholder’s holdings to 100 shares were issued.  The par value of the common stock remains at $0.005 per share. As a result of the reverse stock split and the rounding up of odd lots to 100 shares, at December 31, 2014, there were 89,459 shares certificated and outstanding, although not all shareholders had made claims for additional rounding shares.

NOTE 6 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to net loss before provision for income taxes for the following reasons:

	December 31, 2014	December 31, 2013
Income tax benefit (expense) at statutory rate	$155,770	$(8,138)
Contributed services	2,040	2,040
Change in valuation allowance	(157,810)	6,098
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2014	December 31, 2013
NOL carryover	$(2,713,179)	$(2,868,948)
Contributed services	2,642,531	2,642,531
Contributed Services	6,120	4,080
Valuation allowance	64,528	222,337
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,713,179 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SIGNIFICANT AGREEMENTS

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

The employment agreement provides that the patent holder will become the Company’s Chief Operating Officer. The agreement provides for an annual salary $250,000 in year one, $300,000 in year two and $350,000 in year three. The agreement also provides for compensatory common stock purchase warrants to be issued at not less than 20% of the shares issued for financing and other standard employee benefits. In January, 2013, the Chief Operating Officer resigned and the employment agreement expired, leaving a remaining balance owing in Accrued officer salaries of $486,826 on the balance sheet for both December 31, 2013.

During the December 2014, this amount and $2,167 of accrued expenses owed to this former Officer was forgiven, resulting in a gain of $488,993.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 16,800 shares to beneficial shareholders pursuant to the rounding terms of the reverse stock split.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report, and there are no other material subsequent events to report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our principal executive officer and financial officer concluded that as of December 31, 2014, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the company are as follows:

Name	Age	Position
Geoff Williams	45	President, CEO and Director

Rachel Winn

          44    Secretary and Director

Alice Williams

          80    Treasurer and Director

On March 5, 2015, Keith Elison tendered his resignation as Chief Financial Officer. Mr. Elison had served as CFO since April 2011 resigned for personal reasons. At the time of his resignation, there were no disagreements between Mr. Elison and the Company on any matter relating to the company’s operations, policies or practices.

On August 20, 2014, the board of directors accepted Nancy Ah Chong’s resignation as a director and officer (Secretary) and Rachel Winn and Alice Williams were appointed as new directors.  Ms. Winn was also appointed as Secretary and Ms. Williams was appointed as Treasurer.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated current directors for service on the board of directors or any committee thereof. Directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. However, directors may defer expenses and/or take payment in shares of Protect common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board and each executive officer serves at the discretion of the board. Presently we do not have any standing committees.

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

The following sets forth the business experience of our directors, including specific qualifications to serve as director in light of our business:

Geoff Williams.  Mr. Williams has served as chief executive officer, president, and director since February, 2012. He is also presently serving as acting principal accounting officer. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings.  Mr. Williams attended the University of Utah and California Institute of the Arts.  Mr. Williams also serves as our principal financial officer and principal accounting officer.

Mr. Williams is currently a director, President and C.E.O. of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and C.E.O. of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp. Mr. Williams was also a director of U.S. Rare Earths, Inc. from November 2011 to August 2012

Rachel Winn.  Ms. Winn was appointed a director and Secretary on August 20, 2014. Since May 1, 2009, she has been the assistant office manager at Williams Investment Company. On October 3, 2012, Ms. Winn was appointed a director and secretary of Westgate Acquisitions Corporation, an exploration stage company. Ms. Winn also serves as a Director on the Board of Directors of Red Mountain Inc. and Fortune Viniculture. Recently, she has assumed the responsibility of overseeing all secretarial services concerning Elite Engineering Solutions, and is the personal assistant to Shaun Wyllie, the company’s Director of Operations.

Ms. Winn graduated from East High school in 1988. She then went on to work at a Reservations Network in Park City, Utah from 1988 until 1991. Her duties included typing, filing, reception and property management. In 1991 she moved to Salt Lake City and worked in the food service industry at The Red Lion Hotel, Harris and David’s Café, Dee’s Family Restaurant and at The Other Place Restaurant. In 2005, Ms. Winn became the Client Services Coordinator at the law firm of Ray Quinney and Nebeker in Salt Lake City until 2007 when she accepted a position at Adult Beverage Control Systems, supervising the Northern portion of the Salt Lake Valley until 2009.  Ms. Winn is the wife of Geoff Williams.

Alice Williams graduated from East High school in Salt Lake City in 1953 and attended the University of Utah for 3 years studying English Literature. In 1960 she became the owner and sole operator of Beaux Arts Beauty Salon in downtown Salt Lake City, Utah working as a full time cosmetologist until 1968.  In 1978, Mrs. Williams founded and became President of the Park City Women’s Golf Association. Although she is no longer President of that association, she remains an active member. In 1982 Ms. Williams became a board member and social director of the University of Utah “Writers at work” where she began a news column called “Ask Alice” that was published in New Jerseys’ “Good Times Magazine”. She remained on the board until 1987. In 2014, Mrs. Williams became a director and Treasurer of the company. Ms. Williams is the mother of the company’s President, Geoff Williams.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that no reports were filed during the fiscal year 2014.

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

On December 11, 2014, the company entered into a Mutual Release and Settlement Agreement with Mr. Sesha whereby Mr. Sesha agreed to waive and relinquish the company’s obligation to him for all accrued salary compensation or other remuneration, debt or expenses. The agreement also provided for a mutual release and indemnification whereby each party agreed to irrevocably release, hold harmless and forever discharge the other party from any and all past, present and future fixed or contingent liabilities, claims, causes of action, counter claims, damages, or proceedings, of whatever nature, arising in connection with Mr. Sesha’s employment agreement or his affiliation with the company.  As a result of executing the agreement, the company was able to write-off approximately $486,826 in accrued officer salaries and $2,167 in accrued expenses from its financial statements.

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

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 106,259 shares of common stock outstanding as of April 15, 2015 and reflects the reverse stock split effected in November 2014. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable. The address of each person listed below, unless otherwise indicated, is c/o Protect Pharmaceutical Corporation, 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Executive Officers
Geoff Williams	2,286	2.2%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
Keith M Elison	100	< 1.0%
11544 S. Autumn Hill Drive
Sandy, UT 84094

5% Stockholders
Nectid Inc.(2)	5,000	4.7%
116, Village Boulevard
Princeton, NJ 0854
Edward F. Cowle	7,750	7.3%
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
GBB Limited (3)
c/o Lion Corporate Services	15,000	14.1%
Cumberland House
#27 Cumberland Street / Box N-10818
Nassau, New Providence
H. Deworth Williams	32,063	30.2%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
William D. Abajian	5,000	4.7%

All directors and officers	2,286	2.2%
a group (2 person)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 106,259 shares of common stock outstanding on April 15, 2015.

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

Audit Fees

The aggregate fees billed by our independent auditors, Sadler, Gibb & Associates, L.L.C., for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2014 and 2013 were $10,000 and $8,500, respectively.

Audit Related Fees

For the year ended December 31, 2014 and 2013, there were no fees billed for assurance and related services by Sadler, Gibb & Associates, L.L.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2014 and 2013, no fees were billed by Sadler, Gibb & Associates, L.L.C. for tax compliance, tax advice and tax planning.

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
Dated: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEOFF WILLIAMS	Chief Operating Officer and director	April 15, 2014
Geoff Williams	Principal Executive Officer, Acting Principal Accounting Officer
/S/ RACHEL WINN	Director	April 15, 2014
Rachel Winn