Form 10-Q
period 2015-03-31
PROTECT PHARMACEUTICAL Corp
filed 2015-05-15
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 13, 2015

Common Stock, $0.005 par value	111,460

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at March 31, 2015 and related unaudited statements of operations and cash flows for the three months ended March 31, 2015 and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2014 Form 10-K.  Operating results for the period ended March 31, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
Balance Sheets

ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash	$357	$502

Total Current Assets	357	502

TOTAL ASSETS	$357	$502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$63,720	$63,433
Related party payables	61,702	58,052

Total Current Liabilities	125,422	121,485

TOTAL LIABILITIES	125,422	121,485

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 110,060 and 89,459
shares issued and outstanding, respectively	550	447
Additional paid-in capital	8,594,795	8,593,398
Accumulated deficit	(8,720,410)	(8,714,828)

Total Stockholders' Deficit	(125,065)	(120,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$357	$502

PROTECT PHARMACEUTICAL CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$-	$-

EXPENSES

Professional Fees	3,938	495
Executive compensation	1,500	1,500
General and administrative	144	45

LOSS FROM OPERATIONS	(5,582)	(2,040)

OTHER INCOME	-	-

NET LOSS BEFORE TAXES	(5,582)	(2,040)

NET LOSS	$(5,582)	$(2,040)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING -
BASIC AND DILUTED	104,727	44,573

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(5,582)	$(2,040)
Adjustments to reconcile net loss
to cash flows from operating activities
Services contributed by an officer	1,500	1,500
Expenses paid on behalf of the Company	3,650	-
Changes in operating assets and liabilities
Accounts payable	287	495

Net Cash Used in Operating Activities	(145)	(45)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(145)	(45)

CASH AT BEGINNING OF PERIOD	502	681

CASH AT END OF PERIOD	$357	$636

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Common shares issued for rounding pursuant to
reverse stock-split	$103	$-

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015 and 2014.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of March 31, 2015 and December 31, 2014, respectively, the related party payable outstanding balance totaled $61,702 and $58,052, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

Contributed Capital

During the three months ended March 31, 2015 and 2014, a related-party has contributed various administrative services to the Company. These services have been valued at $1,500 for the three month periods then ended.

NOTE 5 – STOCKHOLDERS’ EQUITY

On September 19, 2014, the Company issued 26,000 shares of common stock to Blue Cap Development Corp. in exchange for certain mining and/or mineral claims and/or leases located in New Mexico. Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of the Company.

On November 4, 2014, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for one thousand (1000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Additional shares to restore each such affected stockholder’s holdings to 100 shares were issued, with certain shares issued during the 2014 calendar year, and certain shares issued during the three months ended March 31, 2015, with the remainder issued subsequent to March 31, 2015.  The par value of the common stock remains at $0.005 per share. As a result of the reverse stock split and the rounding up of odd lots to 100 shares, at March 31, 2015, there were 110,060 shares certificated and outstanding.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015 the Company issued 1,400 rounding shares pursuant to the reverse stock-split effected on November 4, 2014.

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

Recent Events

Acquisition of Claims

In February 2010, we became engaged in the business of acquiring and licensing for possible commercialization, patented pharmaceuticals and related technologies. In January 2011, we sold to a major drug company certain inventions, patents and patent applications for cash consideration.  Subsequently, we explored feasible plans for the remaining patents and new generation drug delivery technologies for possible future commercialization. Management has concluded that it would be difficult to continue developing this technology without acquiring necessary qualified scientific personnel. No final decision has been made on any future plans for the technology.

On September 19, 2014, Protect Pharmaceutical Corporation entered into a Claims Assignment Agreement with Blue Cap Development Corp., a private Nevada corporation (“Blue Cap”), to acquire certain mining and/or mineral claims and/or leases located in Sec. 6, T2S, R1W, New Mexico Principal Meridian, of Soccorro County New Mexico (the “Claims”).

In exchange for the Claims, we issued 26.0 million (pre-split, as discussed below) unregistered shares of authorized, but previously unissued common stock.  The amount of shares was negotiated between the parties and the 26.0 million shares represent approximately 36.9% of Protect’s 70,513,012 (pre-split) shares outstanding following the acquisition. Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of Protect owning approximately 31% of Protect’s common stock prior to the acquisition.  Because of the related nature of the parties to the transaction, Protect endeavored to conduct an independent investigation of Blue Cap and the Claims and research the merits and value of acquiring the Claims.

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

Reverse Stock Split

On November 4, 2014, Protect Pharmaceutical Corporation effected a reverse stock split of its 70,513,012 million issued and outstanding shares of common stock on a one (1) share for one thousand (1000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Accordingly, additional shares to restore each such affected stockholder’s holdings to 100 shares were issued.  The par value of the common stock remains at $0.005 per share. As a result of the reverse stock split, we currently have issued and outstanding 110,060 shares of common stock, that gives effect to the rounding up of fractional shares and rounding up to 100 shares round lots.

As a result of the reverse split, each share certificate representing shares of pre-split common stock will be deemed to represent one-thousandth (1/1000) shares of post-split common stock, plus any rounding up shares.  Certificates representing post-split common stock will be issued in due course as old share certificates are tendered for exchange or transfer to the company’s transfer agent.

Results of Operations

Financial data set forth below reflects the one share for 1,000 shares reverse stock split effected on November 4, 2014.

Three Months Ended March 31, 2015 and 2014

We did not realize revenues for the three-month periods ended March 31, 2015 and 2014. During the three months ended March 31, 2015 (“first quarter”), we recorded total expenses of $5,582, consisting of $3,938 in professional fees, $1,500 in executive compensation and $144 in general and administrative expenses. In the comparable first quarter of 2014, we recorded expenses totaling $2,040, consisting of $495 in professional fees, $1,500 in executive compensation and $45 in general and administrative expenses.  The slight increase in expenses was due primarily to the Company’s work with respect to negotiating a settlement of debts with a former executive officer.  These factors resulted in a net loss for the first quarter ended March 31, 2015 in the amount of $5,582 ($0.06 per share), compared to net loss of $2,040 ($0.05 per share) for the first quarter ended March 31, 2014.

Liquidity and Capital Resources

Total assets at March 31, 2015 were $357 in cash, compared to $502 in cash at December 31, 2014. Total liabilities at March 31, 2015 were $125,422, consisting of $63,720 in accounts payable and accrued expenses, and $61,702 in related-party payables. At December 31, 2014, total liabilities were $121,485, consisting of $63,433 in accounts payable and accrued expenses and $58,052 in related-party payables.

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

At March 31, 2015, we had stockholders’ deficit of $125,065 compared to stockholders’ deficit of $120,983 at December 31, 2014.  The increased deficit is primarily due to the net loss of $5,582, partially offset by $1,500 in contributed officer services during the three-month period ended March 31, 2015.

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

Due to our limited cash, it may be necessary for officers, directors or stockholders to advance funds and we will most likely accrue expenses until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until such time as we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

Net Operating Loss

We have accumulated approximately $2,713,179 of net operating loss carryforwards as of December 31, 2014.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2014 through 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2014 and 2013 or the three months ended March 31, 2015, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2015. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.           Defaults Upon Senior Securities

This Item is not applicable.

Item 4.

Mine Safety Disclosures

This Item is not applicable.

Item 5.           Other Information

This Item is not applicable.

Item 6.           Exhibits

Exhibit 31.1	Certification of C.E.O. and Acting Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of C.E.O. and Acting Principal Accounting Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Protect Pharmaceutical Corporation

Date: May 15, 2015	By:	/S/ GEOFF WILLIAMS
Geoff Williams
President, C.E.O. and Director Acting Principal Accounting Officer