Form 10-Q
period 2015-06-30
PROTECT PHARMACEUTICAL Corp
filed 2015-08-14
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

             Yes  [  ]    No  [X]

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

Yes  ¨    No  x

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14, 2015

Common Stock, $0.005 par value	111,460

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at June 30, 2015 and related unaudited statements of operations and cash flows for the six months ended June 30, 2015 and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2014 Form 10-K.  Operating results for the period ended June 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash	$2,315	$502

Total Current Assets	2,315	502

TOTAL ASSETS	$2,315	$502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$63,896	$61,053
Accounts payable - related parties	-	2,380
Related party payables	69,401	58,052

Total Current Liabilities	133,297	121,485

TOTAL LIABILITIES	133,297	121,485

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 111,460 and 89,459
shares issued and outstanding, respectively	557	447
Additional paid-in capital	8,596,289	8,593,398
Deficit accumulated during the development stage	(8,727,828)	(8,714,828)

Total Stockholders' Deficit	(130,982)	(120,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,315	$502

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES

Professional Fees	5,851	8,630	9,789	9,125
Executive compensation	1,500	1,500	3,000	3,000
General and administrative	211	45	211	89

LOSS FROM OPERATIONS	(7,562)	(10,175)	(13,000)	(12,214)

OTHER INCOME

Proceeds from sale of patents	-	-	-	-

LOSS BEFORE DISCONTINUED OPERATIONS	(7,562)	(10,175)	(13,000)	(12,214)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-

Income Taxes	-	-	-	-

NET LOSS	$(7,562)	$(10,175)	$(13,000)	$(12,214)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.07)	$(0.23)	$(0.12)	$(0.27)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	110,558	44,573	108,006	44,573

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(13,000)	$(12,214)
Adjustments to reconcile net loss
to cash flows from operating activities
Services contributed by an officer	3,000	3,000
Expenses paid on behalf of the Company	11,350	9,499
Changes in operating assets and liabilities
Accounts payable	2,843	-
Accounts payable - related parties	(2,380)	(375)

Net Cash Provided by (Used in)
Operating Activities	1,813	(90)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	1,813	(90)

CASH AT BEGINNING OF PERIOD	502	681

CASH AT END OF PERIOD	$2,315	$591

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Common shares issued for rounding
pursuant to reverse stock-split	$110	$-

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

 NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2015 and 2014.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by an entity controlled by a Company officer and by a shareholder on behalf of the Company as related party payables. As of June 30, 2015 and December 31, 2014, respectively, the related party payable outstanding balance totaled $69,401 and $58,052, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

Contributed Capital

During the six months ended June 30, 2015 and 2014, the Company’s director and sole officer has contributed various administrative services to the Company. These services have been valued at $3,000 for the six month periods then ended.  In addition, during the year ended December 31, 2014 a related-party entity paid $10,000 toward accounts payable related parties held by the Company.

NOTE 5 – STOCKHOLDERS’ EQUITY

On September 19, 2014, the Company issued 26,000 shares of common stock to Blue Cap Development Corp. in exchange for certain mining and/or mineral claims and/or leases located in New Mexico. Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of the Company.

On November 4, 2014, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for one thousand (1,000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Additional shares to restore each such affected stockholder’s holdings to 100 shares were issued, with certain shares issued during the 2014 calendar year, and the remainder issued during the six months ended June 30, 2015.  The par value of the common stock remains at $0.005 per share. As a result of the reverse stock split and the rounding up of odd lots to 100 shares, at June 30, 2015, there were 111,460 shares certificated and outstanding.

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

Reverse Stock Split

On November 4, 2014, Protect Pharmaceutical Corporation effected a reverse stock split of its 70,513,012 million issued and outstanding shares of common stock on a one (1) share for one thousand (1000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Accordingly, additional shares to restore each such affected stockholder’s holdings to 100 shares were issued.  The par value of the common stock remains at $0.005 per share. As a result of the reverse stock split, we currently have issued and outstanding 111,460 shares of common stock, that gives effect to the rounding up of fractional shares and rounding up to 100 shares round lots.

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

Three Months Ended June 30, 2015 and 2014

We did not realize revenues for the three-month periods ended June 30, 2015 and 2014. During the three months ended June 30, 2015 (“second quarter”), we recorded total operating expenses of $7,562, consisting of $5,851 in professional fees, $1,500 in executive compensation and $211 in general and administrative expenses. In the comparable second quarter of 2014, we recorded operating expenses totaling $10,175, consisting of $8,630 in professional fees, $1,500 in executive compensation and $45 in general and administrative expenses.  The slight decrease in expenses was due primarily to the Company’s work with respect to negotiating a settlement of debts with a former executive officer in 2014.  These factors resulted in a net loss for the second quarter ended June 30, 2015 in the amount of $7,562 ($0.07 per share), compared to net loss of $10,175 ($0.23 per share) for the second quarter ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

We did not realize revenues for the six-month periods ended June 30, 2015 and 2014. During the six months ended June 30, 2015 we recorded total operating expenses of $13,000, consisting of $9,789 in professional fees, $3,000 in executive compensation and $211 in general and administrative expenses. In the comparable period of 2014, we recorded operating expenses totaling $12,214, consisting of $9,125 in professional fees, $3,000 in executive compensation and $89 in general and administrative expenses.  The slight decrease in expenses was due primarily to the Company’s work with respect to negotiating a settlement of debts with a former executive officer in 2014.  These factors resulted in a net loss for the six-month period ended June 30, 2015 in the amount of $13,000 ($0.12 per share), compared to net loss of $12,214 ($0.27 per share) for the six-month period ended June 30, 2014.

Liquidity and Capital Resources

Total assets at June 30, 2015 were $2,315 in cash, compared to $502 in cash at December 31, 2014. Total liabilities at June 30, 2015 were $133,297, consisting of $63,896 in accounts payable and accrued expenses, and $69,401 in related-party payables. At December 31, 2014, total liabilities were $121,485, consisting of $61,053 in accounts payable and accrued expenses, $2,380 in accounts payable to related parties, and $58,052 in related-party payables.

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

At June 30, 2015, we had stockholders’ deficit of $8,727,828 compared to stockholders’ deficit of $8,714,828 at December 31, 2014.  The increased deficit is primarily due to the net loss of $13,000 partially offset by $3,000 in contributed officer services during the six-month period ended June 30, 2015.

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

Net Operating Loss

We have accumulated approximately $2,713,179 of net operating loss carryforwards as of December 31, 2014.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2014 through 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2014 and 2013 or the six months ended June 30, 2015, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2015. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Protect Pharmaceutical Corporation

Date: August 14, 2015	By:	/S/ GEOFF WILLIAMS
Geoff Williams
President, C.E.O. and Director Acting Principal Accounting Officer