Form 10-Q
period 2015-09-30
PROTECT PHARMACEUTICAL Corp
filed 2015-11-16
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 16, 2015

Common Stock, $0.005 par value	1,111,460

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Protect Pharmaceutical Corporation at September 30, 2015 and related unaudited statements of operations and cash flows for the three and nine months ended September 30, 2015 and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2014 Form 10-K.  Operating results for the period ended September 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
Balance Sheets

ASSETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash	$164	$502

Total Current Assets	164	502

TOTAL ASSETS	$164	$502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$66,901	$61,053
Accounts payable - related parties	-	2,380
Related party payables	28,638	58,052

Total Current Liabilities	95,539	121,485

TOTAL LIABILITIES	95,539	121,485

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 1,111,460 and 89,459
shares issued and outstanding, respectively	5,557	447
Additional paid-in capital	9,242,788	8,593,398
Deficit accumulated during the development stage	(9,343,720)	(8,714,828)

Total Stockholders' Deficit	(95,375)	(120,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$164	$502

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES

Professional Fees	7,305	5,840	17,094	14,965
Executive compensation	1,500	1,500	4,500	4,500
General and administrative	1,650	48	1,861	137

LOSS FROM OPERATIONS	(10,455)	(7,388)	(23,455)	(19,602)

OTHER EXPENSES

Loss on settlement of debt	(605,437)	-	(605,437)	-

LOSS BEFORE INCOME TAXES	(615,892)	(7,388)	(628,892)	(19,602)

Income Taxes	-	-	-	-

NET LOSS	$(615,892)	$(7,388)	$(628,892)	$(19,602)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(1.43)	$(0.13)	$(2.91)	$(0.40)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	430,141	56,160	215,792	48,478

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(628,892)	$(19,602)
Adjustments to reconcile net loss
to cash flows from operating activities
Services contributed by an officer	4,500	4,500
Expenses paid on behalf of the Company	-	11,499
Loss on settlement of debt	605,437	-
Changes in operating assets and liabilities
Accounts payable	5,847	4,001
Accounts payable - related parties	(2,380)	(533)

Net Cash Provided by (Used in)
Operating Activities	(15,488)	(135)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from notes payable - related parties	15,150	-

Net Cash Provided by Financing Activities	15,150	-

NET CHANGE IN CASH	(338)	(135)

CASH AT BEGINNING OF PERIOD	502	681

CASH AT END OF PERIOD	$164	$546

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Common shares issued for rounding
pursuant to reverse stock-split	$110	$-
Capital contributed for accounts payable -
related parties	$-	$10,000
Common Stock issued for
Settlement of debt	$650,000	$-
The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

 NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2015 and 2014.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by an entity controlled by a Company officer and by a shareholder on behalf of the Company as related party payables. As of September 30, 2015 and December 31, 2014, respectively, the related party payable outstanding balance totaled $28,638 and $58,052, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

Common Stock Issued for Related-Party Debt

On September 1, 2015 the Company issued an aggregate of 1,000,000 shares of common stock to related parties as payment on a note payable with a balance of $44,563.  The shares were valued at $0.65 per share, resulting in a total payment value of $650,000.  The transaction resulted in the Company recorded a loss on settlement of debt in the amount of $605,437.

Contributed Capital

During the nine months ended September 30, 2015 and 2014, the Company’s director and sole officer has contributed various administrative services to the Company. These services have been valued at $4,500 for the nine month periods then ended.  In addition, during the year ended December 31, 2014 a related-party entity paid $10,000 toward accounts payable related parties held by the Company.

NOTE 5 – STOCKHOLDERS’ EQUITY

On September 19, 2014, the Company issued 26,000 shares of common stock to Blue Cap Development Corp. in exchange for certain mining and/or mineral claims and/or leases located in New Mexico. Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of the Company.

On November 4, 2014, the Company affected a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for one thousand (1,000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Additional shares to restore each such affected stockholder’s holdings to 100 shares were issued, with certain shares issued during the 2014 calendar year, and the remainder issued during the nine months ended September 30, 2015.  The par value of the common stock remains at $0.005 per share.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

On September 1, 2015 the Company issued an aggregate of 1,000,000 shares of common stock to related parties as payment on a note payable with a balance of $44,563.  The shares were valued at $0.65 per share, resulting in a total payment value of $650,000.  The transaction resulted in the Company recorded a loss on settlement of debt in the amount of $605,437.

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

Recent Events

Conversion of Notes

On September 1, 2015, upon the conversion of a certain Amended Promissory Note dated August 20, 2015 (the “Note”) in the amount of $44,563, including principal and interest, the company issued to two persons an aggregate of 1,000,000 shares of the company’s authorized, but previously common stock.  The exercise price of the Note was $0.046 per share pursuant to the negotiated terms of the Note. The Note represents funds advanced to the company, debts incurred by and expenses paid on behalf of the company.  The Note is an amendment to the original promissory note dated January 21, 2015 and an addendum dated February 11, 2015.

The shares were issued pursuant to a private, isolated transaction to a related party and another individual, familiar with and having knowledge of our business.  In issuing the shares, the company relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(a)(2) of that Act.

Following the issuance of the above shares, the company presently has issued and outstanding 1,111,460 shares of common stock. All share references in this report reflect the one share for one thousand shares reverse split effected on November 4, 2014.

Results of Operations

Three Months Ended September 30, 2015 and 2014

The company did not realize revenues for the three-month periods ended September 30, 2015 and 2014. During the three months ended September 30, 2015 (“third quarter”), we recorded total operating expenses of $10,455, consisting of $7,305 in professional fees, $1,500 in executive compensation and $1,650 in general and administrative expenses. In the comparable third quarter of 2014, we recorded operating expenses totaling $7,388, consisting of $5,840 in professional fees, $1,500 in executive compensation and $48 in general and administrative expenses.  The increase in operating expenses during the third quarter of 2015 was due primarily to the increase in professional fees related to the company’s ongoing reporting obligations with the SEC. We also recorded a $605,437 loss on the settlement of debt during the third quarter of 2015 related to the issuance of common stock pursuant to the conversion of the Note discussed above by a related party. Collectively, these factors resulted in a net loss for the third quarter ended September 30, 2015 in the amount of $615,892 ($1.43 per share), compared to net loss of $7,388 ($0.13 per share) for the third quarter ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

We did not realize revenues for the nine-month periods ended September 30, 2015 and 2014. During the nine months ended September 30, 2015 we recorded total operating expenses of $23,455, consisting of $17,094 in professional fees, $4,500 in executive compensation and $1,861 in general and administrative expenses. In the comparable nine month period of 2014, we recorded operating expenses totaling $19,602, consisting of $14,965 in professional fees, $4,500 in executive compensation and $137 in general and administrative expenses.  The increase in operating expenses was due primarily to the increase in professional fees related to ongoing SEC filing obligations. We also recorded the $605,437 loss on the conversion of the Note by a related party.  These factors resulted in a net loss for the nine-month period ended

September 30, 2015 in the amount of $628,892 ($2.91 per share), compared to net loss of $19,602 ($0.40 per share) for the nine-month period ended September 30, 2014.

Liquidity and Capital Resources

Total assets at September 30, 2015 were $164 in cash, compared to $502 in cash at December 31, 2014. Total liabilities at September 30, 2015 were $95,539, consisting of $66,901 in accounts payable and accrued expenses, and $28,638 in related-party payables. At December 31, 2014, total liabilities were $121,485, consisting of $61,053 in accounts payable and accrued expenses, $2,380 in accounts payable to related parties, and $58,052 in related-party payables.

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

At September 30, 2015, we had stockholders’ deficit of $95,375 compared to stockholders’ deficit of $120,983 at December 31, 2014.  The increased deficit is primarily due to the net loss of $628,892 which is partially offset by $4,500 in contributed officer services during the nine-month period ended September 30, 2015.

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

Net Operating Loss

We have accumulated approximately $2,713,179 of net operating loss carryforwards as of December 31, 2014.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2014 through 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2014 and 2013 or the nine months ended September 30, 2015, because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we have not started full operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first three quarters of fiscal 2015. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first three quarters of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Protect Pharmaceutical Corporation

Date: November 16, 2015	By:	/S/ GEOFF WILLIAMS
Geoff Williams
President, C.E.O. and Director Acting Principal Accounting Officer