Form 10-K
period 2015-12-31
PROTECT PHARMACEUTICAL Corp
filed 2016-04-14
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

x	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Yes [  ]

No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]

No [X]

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

Yes [  ]     No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was $55,488.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2015 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 14, 2016 was 1,111,460.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

PROTECT PHARMACEUTICAL CORPORATION

PART I

Item 1.  Business.

History

Protect Pharmaceutical Corporation was originally incorporated in the State of Idaho on August 5, 1987, under the name Interstate Mining and Development Properties, Inc. The company initially staked certain gold placer mining claims, however the claims did not yield a sufficient amount of ore and the company halted operations in approximately 1989.

On August 2, 1996, the company changed its name to Interstate Development, Inc. Also in August 1996, two individuals, H. Deworth Williams and Geoff Williams, acquired controlling interest of the company’s outstanding common stock through the private purchase of shares from the company’s two largest shareholders. The company then engaged in the search for and evaluation of prospective business opportunities with the intent to acquire and/or merge with one or more businesses opportunities.

On July 3, 2006, the company’s stockholders approves change of the corporation’s domicile from Idaho to Nevada. On December 14, 2006, the change of domicile to Nevada was finalized by merging with and into Interstate Acquisition, Inc. (incorporated in Nevada on June 15, 2006) for the sole purpose of changing corporate domicile. The Idaho entity was then dissolved and on December 15, 2006, we changed the name of the Nevada entity to Pro-Tect, Inc. and continued to explore possible business opportunities.

On February 12, 2010, we entered into a Patent Acquisition Agreement with Nectid, Inc., a privately held Princeton, New Jersey based company, whereby we acquired from Nectid a portfolio of pending patent applications relating to three drug delivery technologies. Our primary purpose at that time was to develop drug delivery technologies and solutions through innovative dosing and/or delivery that would minimize the pharmaceutical dose, frequency, and side effects. In connection with the acquisition, we changed our corporate name to Protect Pharmaceutical Corporation on April 23, 2010.

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

In June 2010, we filed a Form 10 registration statement under the Securities Exchange Act of 1934. As a result of filing the registration statement, we became obligated to file certain interim and periodic reports, including an annual report containing audited financial statements.

In December 2010, we amended the acquisition agreement to provide that in the event the company sold outright any of the patents acquired from Nectid, without first undertaking any development of the patents, the proceeds from such sale would be divided, 60% to Nectid and 40% to the Protect.

On January 31, 2011, we finalized a Patent Purchase Agreement with Grünenthal GmbH, a company organized under the laws of Germany. Pursuant to the terms of that agreement, Grünenthal purchased all of the company’s rights, title and interest in and to certain inventions described in patents and patent applications. The patents relate to Opioid Formulations and Methods of treating acute and chronic pain.

In exchange for the patents, Grünenthal paid the cash consideration of $1.6 million. Pursuant to our agreement with Nectid, because the patents were sold outright without first undertaking any development of the patents, the proceeds were divided 60% to Nectid and 40% to Protect. Accordingly, the company realized $640,000 from the sale and the balance was paid to Nectid. We retained all other inventions, patents and technologies initially acquired from Nectid.

Current Business

On January 24, 2012, Ramesha Sesha tendered his resignation as an officer and director of the company.  He was replaced on February 12, 2012 by Geoff Williams as chief executive officer, president, treasurer and director. Following Mr. Sesha’s resignation, we continued to explore possible development and commercialization of the differentiated products based on our remaining proprietary oral drug delivery technologies and patents acquired from Nectid. Subsequently, management concluded that it would be difficult to continue with this plan without acquiring the necessary qualified scientific personnel. Accordingly, we decided to explore alternative business ventures.

On September 19, 2014, the company entered into a Claims Assignment Agreement with Blue Cap Development Corp., a private Nevada corporation (“Blue Cap”), to acquire certain mining and/or mineral claims and/or leases located in Sec. 6, T2S, R1W, New Mexico Principal Meridian, of Soccorro County New Mexico (the “Claims”).

In exchange for the Claims, we issued 26.0 million (pre-split as described below) shares of authorized, but previously unissued common stock. The amount of shares was negotiated between the parties and the 26.0 million shares represented approximately 36.9% of the shares then outstanding following the acquisition. Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of Protect and owned approximately 31% of Protect’s common stock prior to the acquisition.  Because of the related nature of the parties to the transaction, Protect endeavored to conduct an independent investigation of Blue Cap and the Claims and research the merits and value of acquiring the Claims.

Protect’s President, Geoff Williams, oversaw the investigation and consulted with outside advisors. Geoff Williams is the son of H. Deworth Williams. The company researched information and documents related to the Blue Cap Claims and consulted with other persons familiar with the properties and the industry.  Following the review of all available information, it was determined that the acquisition of the Claims presented a unique opportunity for the company.  Management believes that the acquisition was accomplished for a fair, negotiated consideration and the acquisition is in the best interest of our stockholders.

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

We currently have limited capital and no revenues. Management anticipates that in the near term, ongoing expenses, including the costs associated with the preparation and filing with the SEC of requisite reports, will be paid for by advances from stockholders or from the private sale of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to us, or at all.

Our principal offices are currently located at 2681 Parleys Way, Suite 204, Salt Lake City, UT 84109 and our telephone number is (801) 322-3401.

Reverse Stock Split

On November 4, 2014, Protect effected a reverse stock split of its 70,513,012 million issued and outstanding shares of common stock on a one (1) share for one thousand (1000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Accordingly, additional shares to restore each such affected stockholder’s holdings to 100 shares were issued.  The par value of the common stock remains at $0.005 per share. All subsequent references to the number of shares will be on a post-split basis unless otherwise noted. As a result of the reverse stock split and the rounding up of odd lots to 100 shares, as of the date of this report we have issued and outstanding approximately 1,111,460 shares of common stock.

Each share certificate representing shares of pre-split common stock is deemed to represent one-thousandth (1/1000) shares of post-split common stock.  Certificates representing post-split common stock will be issued in due course as old share certificates are tendered for exchange or transfer to the company’s transfer agent.

Business Development Strategies

We reviewed the company’s remaining patents and new generation drug delivery technologies acquired in 2010. However, without personnel with the requisite scientific expertise, management feels it will be difficult to further develop the technologies. Accordingly, our primary business focus has shifted to the exploration of the acquired properties to determine whether there is commercial potential.

In order to facilitate an exploration program, we will need to raise adequate funds to complete initial exploration commitments and pay general business and operating expenses. We estimate that we will need up to $100,000 during the next twelve months to complete the initial phase of exploration and to commence an exploration program on our properties.  Management plans to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

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

We anticipate that our immediate funding requirements will have to be satisfied by advances from officers, directors or stockholders. We will most likely accrue expenses when possible until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until such time as we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

Competition

The exploration for and exploitation of mineral reserves is highly competitive with many local, national and international companies in the marketplace. If we are successful in discovering mineral reserves, we will have to compete against several established companies in the industry that are better financed and/or who have closer working relationships with productive mining companies. In the future, we will most likely need to seek a strategic relationship with a more established and larger mining company to provide assistance, if exploration results so warrant. However, we have not entered into any agreements with any third parties to produce any minerals from our property, nor have we identified any potential partners in that regards, nor is there any assurance we will be able to secure such agreements. If we are unable to identify and/or partner with any third parties to assist us in attaining “production grade” minerals, we will likely be unsuccessful in producing any such minerals.

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

Facilities

Our principal place of business is located in the business office of our President, Geoff Williams, at 2681 Parleys Way, Suite 204, Salt Lake City, UT 84109. Management believes that the current facilities are adequate for the immediate future.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Pink market under the symbol PRTT. There is a limited public trading market for our shares with only sporadic trading. The last reported trade on March 23, 2015 was 100 shares at $1.70. Accordingly, because of the limited trading information available, we are not including a historical trading table.

As of the date hereof there are approximately 81 stockholders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. Including those additional stockholders, we estimate the total number of stockholders to be approximately 200.

Secondary trading of our shares may be subject to certain state imposed restrictions. Except for quotations on the OTC Pink, we have no immediate plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Recent Issuances of Securities

As a result of the reverse stock split effected on November 4, 2014 on a one (1) share for one thousand (1000) shares basis, fractional share were automatically rounded up to the next higher whole share and any individual stockholder’s holdings that were reduced below 100 shares were issued additional shares to restore each such affected stockholder’s holdings to 100 shares. Accordingly, approximately 40,950 shares were issued due to rounding up fractional shares and the rounding of resulting odd lots to 100 shares. Because brokers are responsible for delivering to the transfer agent customer shares that have not yet been split, there is a possibility that additional claims may be made for shares held in nominee name, although we believe that any such claims would not be significant.

During the year ended December 31, 2014 the company issued an aggregate of 26,000 common shares (post-split) as consideration for acquisition of Claims, valued for accounting purposes at par value of $0.005 per share. On October 19, 2015, we issued 1,000,000 shares of common stock to two persons pursuant to the conversion of promissory notes in the aggregate amount of $44,563, including accrued interest. These shares were issued in private transactions to persons familiar with the company’s business pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

As of the date of this report, we have outstanding a total of 1,111,450 shares of common stock.

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

We are considered an exploration stage company with no current revenues. We do not expect to realize revenues until we have completed a successful exploration program and are able to produce and market minerals in commercial quantities. In the near term, ongoing expenses, including the costs associated with the preparation and filing reports with the SEC, will be paid for by advances from stockholders and/or directors, or possibly from the private sale of securities, either debt or equity. However, there is no assurance that we will be able to realize such funds on terms favorable to us, or at all.

Results of Operations

We did not realize revenues for the years ended December 31, 2015 and 2014. Operating expenses totaled $30,027 and $30,848 for 2015 and 2014, respectively. Our 2015 expenses consisted $22,085 in professional fees, $6,000 in executive compensation and $1,942 in general and administrative expenses. Expenses recorded during 2014 consisted of $24,848 in professional fees and $6,000 in executive compensation. The decrease in professional fees for 2015 was attributed to lower legal and accounting fees associated with our reporting requirements with the SEC.

During 2015 we negotiated the settlement of a certain promissory note that represented prior debts incurred by expenses paid on behalf of the company and funds advanced by a stockholder.  The note was settled by issuing 1,000,000 shares of our common stock in exchange for the note in the aggregate amount of $44,563, which included principal and interest. This resulted in a net loss of $635,464, or ($1.44) per share for 2015 compared to a net profit of $458,145, or $8.48 per share for 2014. The 2014 profit reflects the gain on a one time forgiveness of liabilities of $488,993, due to an agreement whereby our former President agreed to forgive $486,826 in accrued salaries and $2,167 in accrued expenses. The forgiveness of liabilities in 2014 is not expected to reoccur in the future.

Liquidity and Capital Resources

Total assets consisting solely of cash at December 31, 2015 and 2014 were $7 and $502, respectively.  Total liabilities at December 31, 2015 and 2014 were $100,454 and $121,485, respectively. The decrease in liabilities at the end of 2015 is primarily attributed to the decrease in related party payables from $58,052 at December 31, 2014 to $30,798 at December 31, 2015, due primarily to the negotiated settlement of debt. The decrease in total liabilities was partially offset by the increase in accounts payable and accrued expenses from $63,443 at December 31, 2014 to $69,656 at December 31, 2015.

Because currently we have no revenues or significant cash reserves, for the immediate future we will rely on our directors and/or stockholders to pay expenses or raise funds through the private placement of securities. There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs. At December 31, 2015, we had total stockholders’ deficit of $100,447 compared to a stockholders’ deficit of $120,983 at December 31, 2014.

Plan of Operation

Following the acquisition of Claims in September 2014, we have directed our focus on the initial exploration of the acquired properties to determine whether there is commercial potential. We are now in the process of developing a definitive plan for the initial exploration of our Claims. We have no current plans to develop our remaining patents and technologies.

We are considered an exploration stage mining company, defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves on our properties and our proposed preliminary studies of the Claims is intended to be exploratory in nature.

We plan to initiate an exploration program during the next 12 months to identify possible mineralization on our properties and to determine the feasibility of preceding further.  We will need to raise additional funds to complete our initial exploration commitments and to pay for general business and operating expenses. It is anticipated that we will need up to $100,000 during the next twelve months to facilitate an exploration program. Management plans to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

If exploration results do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

If our initial exploration program successfully identifies a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether any identified mineral deposit is commercially viable. If we are unable to raise additional funds for this work or secure a strategic partner, we would be unable to proceed, even if a mineral deposit is discovered and is believed to be commercially viable.

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

Net Operating Loss

We have accumulated approximately $8,615,402 of net operating loss carryforwards as of December 31, 2015. This loss carry forward may be offset against taxable income and income taxes through the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2015 and 2014 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

Inflation

Management is of the opinion that inflation has not and will not have a material effect on our operations in the immediate future. We will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the company’s financial statements. We believe that these recent pronouncements will not have a material effect on our financial statements.

JOBS Act

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

●

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●

be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”), and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer and be permitted to omit the detailed compensation discussion and analysis rom proxy statements and reports filed under the Securities Exchange Act of 1934; and

●

instead provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on the financial statements.

It should be noted that notwithstanding our status as an emerging growth company, we would be eligible for these exemptions as a result of our status as a “smaller reporting company” as defined by the Securities Exchange Act of 1934.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to take advantage of the benefits of this extended transition period and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Financial statements for the fiscal years ended December 31, 2015 and 2014 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent registered public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Protect Pharmaceutical Corporation

We have audited the accompanying balance sheets of Protect Pharmaceutical Corporation as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protect Pharmaceutical Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring net losses and has an accumulated deficit of $9,350,292 as of December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 13, 2016

PROTECT PHARMACEUTICAL CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2015	2014

CURRENT ASSETS

Cash	$7	$502

Total Current Assets	7	502

TOTAL ASSETS	$7	$502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$69,656	$63,443
Related party payables	30,798	58,052

Total Current Liabilities	100,454	121,485

TOTAL LIABILITIES	100,454	121,485

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 1,111,460 and 89,459
shares issued and outstanding, respectively	5,557	447
Additional paid-in capital	9,244,288	8,593,398
Accumulated deficit	(9,350,292)	(8,714,828)

Total Stockholders' Deficit	(100,447)	(120,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7	$502

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

REVENUES	$-	$-

EXPENSES

Research and development	-	-
Professional Fees	22,085	24,848
Executive compensation	6,000	6,000
General and administrative	1,942	-

LOSS FROM OPERATIONS	(30,027)	(30,848)

OTHER INCOME (EXPENSE)
Loss on settlement of debt	(605,437)	-
Gain on forgiveness of liabilities	-	488,993

INCOME (LOSS) BEFORE INCOME TAXES	(635,464)	458,145

Income Taxes	-	-

NET INCOME (LOSS)	$(635,464)	$458,145

BASIC AND DILUTED INCOME (LOSS)
PER SHARE OF COMMON STOCK	$(1.44)	$8.48

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	442,169	54,047

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	44,573	223	$8,577,622	$(9,172,973)	$(595,128)

Common stock issued for mining claims	26,000	130	(130)	-	-

Rounding shares issued pursuant to
Reverse-stock split	18,886	94	(94)	-	-

Contribution of capital by related party
To satisfy outstanding payables	-	-	10,000	-	10,000

Services contributed by officers	-	-	6,000	-	6,000

Net income (loss) for the year ended
December 31, 2014	-	-	-	458,145	458,145

Balance, December 31, 2014	89,459	$447	$8,593,398	$(8,714,828)	$(120,983)

Contributed services by officers			6,000		6,000

Rounding shares issued	22,001	110	(110)	-	-

Common stock issued for
Settlement of debt	1,000,000	5,000	645,000	-	650,000

Net income (loss) for the year ended
December 31, 2015	-	-	-	(635,464)	(635,464)

Balance, December 31, 2015	1,111,460	$5,557	$9,244,288	$(9,350,292)	$(100,447)

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Cash Flows

	For the Year Ended
	December 31,
2015	2014

OPERATING ACTIVITIES

Net income (loss)	$(635,464)	$458,145
Adjustments to reconcile income (loss)
to cash flows from operating activities
Services contributed by an officer	6,000	6,000
Loss on settlement of debt	605,436	-
Gain on forgiveness of liabilities	-	(488,993)
Expenses paid on behalf of the Company	-	33,112
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(3,330)	3,116
Accounts payable - related parties	9,553	(11,559)

Net Cash Used in Operating Activities	(17,805)	(179)

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-
FINANCING ACTIVITIES
Advances from related party	17,310	-

Net Cash provided by Financing Activities	17,310	-

NET CHANGE IN CASH	(495)	(179)

CASH AT BEGINNING OF PERIOD	502	681

CASH AT END OF PERIOD	$7	$502

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Common stock issued for mining claims	$-	$130
Share issued for rounding in reverse split	$110	$94
Capital contributed by related party in assumption of liabilities	$-	$10,000
Common stock issued for settlement of debt	$650,000	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND HISTORY

Business and Organization

Protect Pharmaceutical Corporation (the Company) was originally incorporated under the laws of the state of Idaho on August 5, 1987.  The Company was incorporated for the purpose of purchasing, leasing or otherwise acquiring mining claims and rights and also to develop mines. The Company was unable to raise development money and the Company’s operations ceased.  The Company has been seeking new business opportunities believed to hold a potential profit or to merge with an existing, operating company.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2015 and 2014 the Company had $7 and $502 of cash and cash equivalents, respectively.

Revenue Recognition

The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with ASC 605 “Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, product is delivered, and collectability is assured.

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2015 and 2014, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2015 and 2014, the Company issued $-0- and $-0-, respectively, in share-based payments for services.

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

The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2015 and 2014.

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Income (Loss) (numerator)	$(635,464)	$458,145
Shares (denominator)	442,169	54,047
Per share amount	$(1.44)	$8.48

Recent Accounting Pronouncements

Management has considered all  recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company the Company has an accumulated deficit of $9,350,292 as of December 31, 2015 which raises substantial doubt about its ability to continue as a going concern.  It is the intent of the Company to seek a merger with an existing, operating company.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of December 31, 2015 and December 31, 2014, respectively, the related party payable outstanding balance totaled $30,798 and $58,052. These payables are non-interest bearing, unsecured, and are due on demand.

See also Note 5 for related party equity transactions.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On September 1, 2015 the Company issued an aggregate of 1,000,000 shares of common stock to related parties as payment on a note payable with a balance of $44,563.  The shares were valued at $0.65 per share, resulting in a total payment value of $650,000.  The transaction resulted in the Company recording a loss on settlement of debt in the amount of $605,437.

NOTE 6 – COMMITTMENTS

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

NOTE 6 – COMMITMENTS (CONTINUED)

The employment agreement provides that the patent holder will become the Company’s Chief Operating Officer. The agreement provides for an annual salary $250,000 in year one, $300,000 in year two and $350,000 in year three. The agreement also provides for compensatory common stock purchase warrants to be issued at not less than 20% of the shares issued for financing and other standard employee benefits. In January, 2014, the Chief Operating Officer resigned and the employment agreement expired, leaving a remaining balance owing in Accrued officer salaries of $486,826 on the balance sheet for both December 31, 2014.  During the December 2015, this amount and $2,167 of accrued expenses owed to this former Officer was forgiven, resulting in a gain of $488,993.

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

 As of December 31, 2015, these milestones have not been completed.

NOTE 7 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to net loss before provision for income taxes for the following reasons:

	December 31, 2015	December 31, 2014
Income tax benefit (expense) at statutory rate	$216,058	$155,770
Contributed services	2,040)	2,040
Change in valuation allowance	214,018	(157,810)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2015	December 31, 2014
NOL carryover	$2,929,237)	$(2,713,179)
Contributed services	2,642,531	2,642,531
Contributed Services	6,120	6,120
Valuation allowance	280,586	64,528
Net deferred tax asset	$-	$-

NOTE 7 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $8,615,402 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report, and there are no other material subsequent events to report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our principal executive officer and financial officer concluded that as of December 31, 2015, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the company are as follows:

Name	Age	Position
Geoff Williams	46	President, CEO and Director

Rachel Winn

          45    Secretary and Director

Alice Williams

          81    Treasurer and Director

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that no reports were filed during the fiscal year 2015.

Item 11.	Executive Compensation.

Currently, our directors do not receive compensation for their services to the company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock by:

● each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

● each of our directors;

● our executive officers; and

● by all directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 1,111,460 shares of common stock outstanding as of March __, 2016 and reflects the reverse stock split effected in November 2014. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Executive Officers
Geoff Williams	907,286	46.5%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
5% Stockholders
Edward F. Cowle	102,750	5.2%
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
H. Deworth Williams	937,063	48.1%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
All directors and officers	2,286	0.1%
a group (2 person)	1949385

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 1,111,460 shares of common stock outstanding on April 12, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees

The aggregate fees billed by our independent auditors, Sadler, Gibb & Associates, L.L.C., for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2015 and 2014 were $10,000 for each year.

Audit Related Fees

For the year ended December 31, 2015 and 2014, there were no fees billed for assurance and related services by Sadler, Gibb & Associates, L.L.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2015 and 2014, no fees were billed by Sadler, Gibb & Associates, L.L.C. for tax compliance, tax advice and tax planning.

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
Dated: March __, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEOFF WILLIAMS	Chief Operating Officer and director	April 13, 2016
Geoff Williams	Principal Executive Officer, Acting Principal Accounting Officer
/S/ RACHEL WINN	Director	April 13, 2016
Rachel Winn