Form 10-Q
period 2016-03-31
PROTECT PHARMACEUTICAL Corp
filed 2016-05-23
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 19, 2016

Common Stock, $0.005 par value	1,111,460

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Protect Pharmaceutical Corporation at March 31, 2016 and related unaudited statements of operations and cash flows for the three months ended March 31, 2016 and 2015, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2015 Form 10-K Annual Report.  Operating results for the period ended March 31, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
Balance Sheets

ASSETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
CURRENT ASSETS

Cash	$15	$7

Total Current Assets	15	7

TOTAL ASSETS	$15	$7

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$69,735	$69,656
Related party payables	32,899	30,798

Total Current Liabilities	102,634	100,454

TOTAL LIABILITIES	102,634	100,454

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 1,111,460 shares
issued and outstanding	5,557	5,557
Additional paid-in capital	9,245,788	9,244,288
Deficit accumulated during the development stage	(9,353,964)	(9,350,292)

Total Stockholders' Deficit	(102,619)	(100,447)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$7

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	$-	$-

EXPENSES

Professional Fees	2,080	3,938
Executive compensation	1,500	1,500
General and administrative	92	144

LOSS FROM OPERATIONS	(3,672)	(5,582)

OTHER INCOME

LOSS BEFORE INCOME TAXES	(3,672)	(5,582)

Income Taxes	-	-

NET LOSS	$(3,672)	$(5,582)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,111,460	1,111,460

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(3,672)	$(5,582)
Adjustments to reconcile loss
to cash flows from operating activities
Services contributed by an officer	1,500	1,500
Expenses paid on behalf of the Company	-	3,650
Changes in operating assets and liabilities
Accounts payable	80	287

Net Cash Provided by (Used in) Operating Activities	(2,092)	(145)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from a related party	2,100	-

Net Cash Provided by (Used in) Financing Activities	2,100	-

NET CHANGE IN CASH	8	(145)

CASH AT BEGINNING OF PERIOD	7	502

CASH AT END OF PERIOD	$15	$357

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Common stock issued for rounding pursuant to
reverse stock-split	$-	$103

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2016.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of March 31, 2016 and December 31, 2015, respectively, the related party payable outstanding balance totaled $32,899 and $30,798, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

Contributed Capital

During the three months ended March 31, 2016 and 2015, a related-party has contributed various administrative services to the Company. These services have been valued at $1,500 for the three month periods then ended.

NOTE 5 – SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended March 31, 2016 and 2015

The company did not realize revenues for the three-month periods ended March 31, 2016 and 2015. For the three months ended March 31, 2016 (“first quarter”), total operating expenses were $3,672, consisting of $2,080 in professional fees, $1,500 in executive compensation and $92 in general and administrative expenses. Total operating expenses for the comparable 2015 period were $5,582, consisting of $3,938 in professional fees, $1,500 in executive compensation and $144 in general and administrative expenses.  The decrease in operating expenses during the first quarter of 2016 was due primarily to the decrease in professional fees related to ongoing reporting obligations with the SEC. The net loss for the first quarter of 2016 was $3,672 ($0.00 per share), compared to net loss of $5,582 ($0.00 per share) for the first quarter of 2015.

Liquidity and Capital Resources

Total assets at March 31, 2016 were $15 in cash, compared to $7 in cash at December 31, 2015. Total liabilities at March 31, 2016 were $102,634, consisting of $69,735 in accounts payable and accrued expenses, and $32,899 in related-party payables. At December 31, 2015, total liabilities were $100,454, consisting of $69,656 in accounts payable and accrued expenses, and $30,798 in related-party payables.

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

At March 31, 2016, we had stockholders’ deficit of $102,619 compared to stockholders’ deficit of $100,447 at December 31, 2015.  The increased deficit is primarily due to the net loss of $3,676 and the increase in related party payables during first quarter of 2016.

Plan of Operation

Following the sale of patents, patent applications and technologies in 2011, we have endeavored to explore possible plans for the remaining patents and new generation drug delivery technologies acquired in 2010. However, without adequate personnel with the requisite scientific expertise, we found it difficult to further develop the technologies and endeavored to explore alternative business ventures. Following the acquisition of certain mining and mineral claims and leases in September 2014, we have directed our focus on the initial exploration of the acquired properties to determine whether there is commercial potential. We are now in the process of developing a definitive plan for the initial exploration of our claims.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2016. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Protect Pharmaceutical Corporation

Date: May 23, 2016	By:	/S/ GEOFF WILLIAMS
Geoff Williams
President, C.E.O. and Director Acting Principal Accounting Officer