Form 10-K/A
PROTECT PHARMACEUTICAL Corp
filed 2016-06-02
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[Amendment No. 1]

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

The number of shares of the registrant’s common stock outstanding as of June 2, 2016 was 1,111,460.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

PROTECT PHARMACEUTICAL CORPORATION

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for Protect Pharmaceutical Corporation amends the Form 10-K for the year ended December 31, 2015, originally filed with the SEC on April 14, 2016.  This Amended Form 10-K/A is being filed solely to revise certain portions of “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which inadvertently included certain errors as to the number of shares held by officers and directors. No other material changes or additions are being made hereby except to update the report as necessary.

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

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 1,111,460 shares of common stock outstanding as of June 2, 2016 and reflects the reverse stock split effected in November 2014. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Executive Officers
Geoff Williams	2,286	0.21%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
5% Stockholders
Edward F. Cowle	102,750	9.2%
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
H. Deworth Williams	937,063	84.3%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
All directors and officers	2,286	0.21%
a group (3 persons)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 1,111,460 shares of common stock outstanding on June 2, 2016.

PART  IV

Item 15.	Exhibits, Financial Statement Schedules (a) Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protect Pharmaceutical Corporation

By:	/S/ GEOFF WILLIAMS
Chief Operating Officer
Dated: June 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEOFF WILLIAMS	Chief Operating Officer and director	June 2, 2016
Geoff Williams	Principal Executive Officer, Acting Principal Accounting Officer
/S/ RACHEL WINN	Director	June 2, 2016
Rachel Winn