Form 10-Q
period 2016-06-30
PROTECT PHARMACEUTICAL Corp
filed 2016-08-15
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

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

Yes  [  ]    No  [X ]

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

Yes  [  ]    No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 15, 2016

Common Stock, $0.005 par value	1,111,460

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Protect Pharmaceutical Corporation at June 30, 2016 and related unaudited statements of operations and cash flows for the three and six months ended June 30, 2016 and 2015, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2015 Form 10-K Annual Report.  Operating results for the period ended June 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
Balance Sheets

ASSETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
CURRENT ASSETS

Cash	$287	$7

Total Current Assets	287	7

TOTAL ASSETS	$287	$7

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$72,225	$69,656
Related party payables	39,639	30,798

Total Current Liabilities	111,864	100,454

TOTAL LIABILITIES	111,864	100,454

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 1,111,460
shares issued and outstanding	5,557	5,557
Additional paid-in capital	9,247,288	9,244,288
Accumulated deficit	(9,364,422)	(9,350,292)

Total Stockholders' Deficit	(111,577)	(100,447)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$287	$7

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

EXPENSES

Professional Fees	8,855	5,851	10,935	9,789
Executive compensation	1,500	1,500	3,000	3,000
General and administrative	103	211	195	211

LOSS FROM OPERATIONS	(10,458)	(7,562)	(14,130)	(13,000)

Income Taxes	-	-	-	-

NET LOSS	$(10,458)	$(7,562)	$(14,130)	$(13,000)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,111,460	1,111,460	1,111,460	1,111,460

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(14,130)	$(13,000)
Adjustments to reconcile net loss
to cash flows from operating activities
Services contributed by an officer	3,000	3,000
Expenses paid on behalf of the Company	-	11,350
Changes in operating assets and liabilities
Accounts payable	2,570	2,843
Accounts payable – related parties	-	(2,380)

Net Cash Provided by (Used in)
Operating Activities	(8,560)	1,813

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Advances from related parties	8,840	-

Net Cash Provided by
Financing Activities	$8,840	$-

NET CHANGE IN CASH	280	1,813

CASH AT BEGINNING OF PERIOD	7	502

CASH AT END OF PERIOD	$287	$2,315

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Common shares issued for rounding
pursuant to reverse stock-split	$-	$110

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2016 and 2015.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of June 30, 2016 and December 31, 2015, respectively, the related party payable outstanding balance totaled $39,639 and $30,798, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

Contributed Capital

During the six months ended June 30, 2016 and 2015, a related-party has contributed various administrative services to the Company. These services have been valued at $3,000 for the six month periods then ended.

NOTE 5 – STOCKHOLDERS’ EQUITY

On September 19, 2014, the Company issued 26,000 shares of common stock to Blue Cap Development Corp. in exchange for certain mining and/or mineral claims and/or leases located in New Mexico. Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of the Company.

On November 4, 2014, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for one thousand (1,000) shares basis. As per the terms of the reverse stock split, any fractional share amount resulting from the split was automatically rounded up to the next higher whole share amount, with the provision that no individual stockholder’s holdings would be reduced below 100 shares. Additional shares to restore each such affected stockholder’s holdings to 100 shares were issued, with certain shares issued during the 2014 calendar year, and the remainder issued during the six months ended June 30, 2015.  The par value of the common stock remains at $0.005 per share. As a result of the reverse stock split and the rounding up of odd lots to 100 shares, at June 30, 2015, there were 1,111,460 shares certificated and outstanding.

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

Results of Operations

Three and six months Ended June 30, 2016 and 2015

The company did not realize revenues for the three-month and six month periods ended June 30, 2016 and 2015. For the three months ended June 30, 2016 (“second quarter”), total operating expenses were $10,458, consisting of $8,855 in professional fees, $1,500 in executive compensation and $103 in general and administrative expenses. Total operating expenses for the comparable second quarter of 2015 were $7,562, consisting of $5,851 in professional fees, $1,500 in executive compensation and $211 in general and administrative expenses.  The increase in operating expenses during the second quarter of 2016 was due primarily to increased professional fees from $5,851 in 2015 to $8,855 in 2016, due to increased costs related to ongoing reporting obligations with the SEC. The net loss for the second quarter of 2016 was $10,458 ($0.00 per share), compared to net loss of $7,562 ($0.00 per share) for the second quarter of 2015.

For the six months ended June 30, 2016 (“first half”), total operating expenses were $12,505, consisting of $10,935 in professional fees, $3,000 in executive compensation and $195 in general and administrative expenses. Total operating expenses for the comparable first half of 2015 were $13,000, consisting of $9,789 in professional fees, $3,000 in executive compensation and $211 in general and administrative expenses.  The increase in operating expenses during the first half of 2016 was due primarily to increases in professional fees from $9,789 in 2015 to $9,310 in 2016, related to increased costs of ongoing reporting obligations with the SEC. The net loss for the first half of 2016 was $12,505 ($0.00 per share), compared to net loss of $13,000 ($0.00 per share) for the first half of 2015.

Liquidity and Capital Resources

Total assets at June 30, 2016 were $287 in cash, compared to $7 in cash at December 31, 2015. Total liabilities at June 30, 2016 were $111,864, consisting of $72,225 in accounts payable and accrued expenses, and $39,639 in related-party payables. At December 31, 2015, total liabilities were $100,454, consisting of $69,656 in accounts payable and accrued expenses, and $30,798 in related-party payables.

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

At June 30, 2016, we had stockholders’ deficit of $111,577 compared to stockholders’ deficit of $100,447 at December 31, 2015.  The increased deficit during the first half of 2016 is primarily due to the net loss of $14,130 and the increase in accounts payable from $69,656 to $72,225, and the increase in related party payables from $30,798 to $39,639 during the first half of 2016.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2016. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Protect Pharmaceutical Corporation

Date: August 15, 2016	By:	/S/ GEOFF WILLIAMS
Geoff Williams
President, C.E.O. and Director Acting Principal Accounting Officer