Form 10-Q
period 2016-09-30
PROTECT PHARMACEUTICAL Corp
filed 2016-11-21
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to ______

Commission File Number 000-54001

PROTECT PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Merrick Way, Third Floor, Coral Gables, Florida 33143

(Address of principal executive offices)

(954) 292-0033

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

Yes  [ X]    No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 21, 2016
Common Stock, $0.005 par value	1,111,460

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements
		Condensed balance sheets as of September 30, 2016 (unaudited) and December 31, 2015	4
		Condensed statements of operations for the three and nine months ended September 30, 2016 and 2015 (unaudited)	5
		Condensed statements of cash flows for the nine months ended September 30, 2016 and 2015 (unaudited)	7
		Notes to condensed financial statements (unaudited)	8-27
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-38
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38
	ITEM 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	39
	ITEM 1A.	Risk Factors	39
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
	ITEM 3.	Defaults Upon Senior Securities	39
	ITEM 4.	Mine Safety Disclosures	39
	ITEM 5.	Other Information	39
	ITEM 6.	Exhibits	40
	SIGNATURES		45
EX 31.01	Management Certification
EX 32.01	Sarbanes-Oxley Act

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in the mining industry, (c) currency fluctuations, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,”.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Protect Pharmaceutical Corporation at September 30, 2016 and related unaudited statements of operations and cash flows for the three and nine months ended September 30, 2016 and 2015, have been prepared by management in conformity with United States generally accepted accounting principles.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  We suggest that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2015 Form 10-K Annual Report.  Operating results for the period ended September 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

PROTECT PHARMACEUTICAL CORPORATION
Balance Sheets

ASSETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
CURRENT ASSETS

Cash	$45	$7

Total Current Assets	45	7

TOTAL ASSETS	$45	$7

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$33,184	$69,656
Related party payables	-	30,798

Total Current Liabilities	33,184	100,454

TOTAL LIABILITIES	33,184	100,454

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 1,111,460 and 1,111,460
shares issued and outstanding, respectively	5,557	5,557
Additional paid-in capital	9,334,258	9,244,288
Accumulated Deficit	(9,372,954)	(9,350,292)

Total Stockholders' Deficit	(33,139)	(100,447)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45	$7

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

EXPENSES

Professional Fees	7,290	7,305	18,225	17,094
Executive compensation	1,150	1,500	4,150	4,500
General and administrative	92	1,650	287	1,861

LOSS FROM OPERATIONS	(8,532)	(10,455)	(22,662)	(23,455)

OTHER EXPENSES

Loss on settlement of debt	-	(605,437)	-	(605,437)

LOSS FROM OPERATIONS	(8,532)	(615,892)	(22,662)	(628,892)

Income Taxes	-	-	-	-

NET LOSS	$(8,532)	$(615,892)	$(22,662)	$(628,892)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.01)	$(0.55)	$(0.02)	$(0.57)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,111,460	1,111,460	1,111,460	1,111,460

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(22,662)	$(628,892)
Adjustments to reconcile net loss
to cash flows from operating activities
Services contributed by an officer	4,150	4,500
Loss on settlement of debt	-	605,437
Changes in operating assets and liabilities
Accounts payable	4,399	5,847
Accounts payable - related parties	-	(2,380)
Net Cash Provided by (Used in)
Operating Activities	(14,113)	(15,488)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from notes payable - related parties	14,151	15,150

Net cash provided by financing activities	14,151	15,150

NET CHANGE IN CASH	38	(338)

CASH AT BEGINNING OF PERIOD	7	502

CASH AT END OF PERIOD	$45	$164

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Common shares issued for rounding
pursuant to reverse stock-split	$-	$110
Common stock issued for
Settlement of debt	$-	$650,000
Accounts payable paid by shareholder	$40,871	-
Forgiveness of related-party notes payable	$44,949	-

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION

Notes to Condensed Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2016 and 2015.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of September 30, 2016 and December 31, 2015, respectively, the related party payable outstanding balance totaled $0 and $30,798, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

During the nine months ended September 30, 2016, $40,871 of the accounts payable of the Company was paid by a significant shareholder. Also during the nine months ended September 30, 2016, $44,949 in related-party notes payable were forgiven by the Company’s note holders.

Contributed Capital

During the nine months ended September 30, 2016 and 2015, a related-party has contributed various administrative services to the Company. These services have been valued at $4,150 and $4,500, respectively, for the nine month periods then ended.

NOTE 5 – STOCKHOLDERS EQUITY

During the nine months ended September 30, 2016, $40,871 of the accounts payable of the Company was paid by a significant shareholder. Also during the nine months ended September 30, 2016, $44,949 in related-party notes payable were forgiven by the Company’s note holders. The transaction was recorded as an increase in additional paid-in capital.

NOTE 6 – CHANGE OF CONTROL

As reported on Schedule 14f, filed with the Securities and Exchange Commission on September 9, 2016, effective September 9, 2016, Deworth Williams, the principal stockholder of the Company (“Williams”), entered into a Stock Purchase Agreement (the “Agreement”), as amended (the “Amended Agreement”), dated, August 30, 2016, with Taylor Group Holdings, LLC (the “Buyer”), a Florida Limited Liability Company, pursuant to which, among other things, Williams agreed to sell to the Buyer, and the Buyer agreed to purchase from Williams, a total of 937,063 shares of Common Stock owned of record and beneficially by Williams  (the“Purchased Shares”).  The Purchased Shares represented approximately 84.3% of the Company’s issued and outstanding shares of Common Stock as of the Record Date.  In connection with the transactions contemplated by the Agreement, the Board appointed Una Taylor and Theodore Faison to fill vacancies on the Company’s Board of Directors, effective September 19, 2016.

On September 7th 2016, an option agreement was entered into by the Company and Alex Woodruff. The agreement gives Mr. Woodruff the option to purchase all of the mining claims of the Corporation. It became efffective on November 8, 2016, and is exercisable until December 8, 2016.The claims may be purchased at $25 per claim.

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

Forward-Looking and Cautionary Statements

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Protect” refer to Protect Pharmaceutical Corporation.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated April 13, 2016, in connection with the audit of our annual financial statements as of December 31, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2016 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Three and nine months Ended September 30, 2016 and 2015

We did not realize revenues for the three-month and nine month periods ended September 30, 2016 and 2015. For the three months ended September 30, 2016 (“third  quarter”), total operating expenses were $8,532, consisting of $7,290 in professional fees, $1,150 in executive compensation and $92 in general and administrative expenses. Total operating expenses for the comparable third quarter of 2015 were $10,455, consisting of $7,305 in professional fees, $1,500 in executive compensation and $1,650 in general and administrative expenses.  The decrease in operating expenses during the third quarter of 2016 was due primarily to decreased professional fees, due to decreased costs related to ongoing reporting obligations with the Securities and Exchange Commission. The net loss for the third quarter of 2016 was $8,532 ($0.01 per share), compared to net loss of $615,892 ($0.55 per share) for the third quarter of 2015.

For the nine months ended September 30, 2016, total operating expenses were $22,662, consisting of $18,225 in professional fees, $4,150 in executive compensation and $287 in general and administrative expenses. Total operating expenses for the comparable first nine months of 2015 were $23,455, consisting of $17,094 in professional fees, $4,150 in executive compensation and $1,861 in general and administrative expenses.  The decrease in operating expenses during the first nine months of 2016 was due primarily to decrease in professional fees, related to decreased costs of ongoing reporting obligations with the Securities and Exchange Commission. The net loss for the first nine months of 2016 was $22,662 ($0.02 per share), compared to net loss of $628,892 ($0.57 per share) for the first nine months of 2015.

Liquidity and Capital Resources

Total assets at September 30, 2016 were $45 in cash, compared to $7 in cash at December 31, 2015. Total liabilities at September 30, 2016 were $33,184, consisting of $33,184 in accounts payable and accrued expenses, and $0 in related-party payables. At December 31, 2015, total liabilities were $100,454, consisting of $69,656 in accounts payable and accrued expenses, and $30,798 in related-party payables.

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

At September 30, 2016, we had stockholders’ deficit of $33,139 compared to stockholders’ deficit of $100,447 at December 31, 2015.  The decreased deficit during the first nine months of 2016 is primarily due to the net loss of $22,662 and the decrease in accounts payable from $69,656 to $33,184, and the decrease in related party payables from $30,798 to $0 during the first nine months of 2016.

Plan of Operation

Following the sale of patents, patent applications and technologies in 2011, we have endeavored to explore possible plans for the remaining patents and new generation drug delivery technologies acquired in 2010. However, without adequate personnel with the requisite scientific expertise, we found it difficult to further develop the technologies and endeavored to explore alternative business ventures. Following the acquisition of certain mining and mineral claims and leases in September 2014, we had  directed our focus on the initial exploration of the acquired properties to determine whether there is commercial potential. We have subsequently abandoned our business plan.

We were classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We had  no known mineral reserves on our properties and our proposed preliminary studies of the claims is intended to be exploratory in nature.

As reported on Schedule 14f, filed with the Securities and Exchange Commission on September 9, 2016, effective September 9, 2016, Deworth Williams, the principal stockholder of the Company (“Williams”), entered into a Stock Purchase Agreement (the “Agreement”), as amended (the “Amended Agreement”), dated, August 30, 2016, with Taylor Group Holdings, LLC (the “Buyer”), a Florida Limited Liability Company, pursuant to which, among other things, Williams agreed to sell to the Buyer, and the Buyer agreed to purchase from Williams, a total of 937,063 shares of Common Stock owned of record and beneficially by Williams  (the“Purchased Shares”).  The Purchased Shares represented approximately 84.3% of the Company’s issued and outstanding shares of Common Stock as of the Record Date.  In connection with the transactions contemplated by the Agreement, the Board appointed Una Taylor and Theodore Faison to fill vacancies on the Company’s Board of Directors, effective September 19, 2016.

Our new management intends to acquire DreamFu Ventures LLC a Florida LLC in a transaction that will result in the DreamFu entity becoming the operating entity in our company (“Merger”) and that will also result in us acquiring 100% of the issued and outstanding equity of DreamFu Ventures LLC, a related party with common management.  While no assurances can be provided as to the final consummation of this transaction, it is intended that going-forward DreamFu Ventures LLC shall produce operations and cash flow which shall sustain the enterprise. Prior to the Merger, commencing in the fourth quarter of 2016, the DreamFu business will be incorporated into the business of our Company.

DreamFu Ventures LLC intends to create an entire ecosystem whose mission is to transform the startup entrepreneurial landscape to be inclusive, diversified and successful! We intend to create a gamified, online platform that encompasses the entire startup journey, allowing us to work with entrepreneurs at any stage - from ideation and getting started to funding successful exits. DreamFu Ventures LLC is currently operated by related parties, specifically Una Taylor. We intend to create a network of mentors and angels investors to help shape ideas, grow entrepreneurs, and invest in startup companies from the ground up. DreamFu Ventures is a dream trainer, builder and investor - the only start to end ecosystem available to all startup entrepreneurs.

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

We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time. If we are unable to raise the necessary funding, our expansion plans will be delayed indefinitely. There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective.

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

Item 1A.        Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2016

Item 4.

Mine Safety Disclosures

This Item is not applicable.

Item 5.           Other Information

On September 8, 2016, Geoffrey Williams reported his resignation as an officer and Director of the Company.  On November 14, 2016, Una Taylor, the current President and a member of the Board of Directors, was appointed as the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer).

None.

Item 6.           Exhibits

Exhibit No.	Exhibit Name
2.1*	Patent Acquisition Agreement
2.2*	Patent Portfolio
3.1*	Articles of Incorporation
3.2*	Certificate of Amendment - Capitalization Change
3.3*	Certificate of Amendment - Name Change 2006
3.4*	Certificate of Amendment - Name Change 2010
3.5*	By-Laws
4.1*	Instrument defining rights of holders – Specimen Stock Certificate
10.1*	Employment Agreement – Ramesha Sesha
10.2**	Employment Agreement – William D. Abajian
10.3***	Patent Purchase Agreement with Grünenthal GmbH
14.1**** 31.1	Financial Code of Ethics Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as exhibit to Form 10 filed June 8, 2010.
**	Previously filed as exhibit to Amendment No.1 Form 10 filed July 21, 2010.

***	Previously files as exhibit to Form 8-K filed on February 4, 2011.

*** *	Previously files as exhibit to Form 8-K filed on September 20, 2016.

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protect Pharmaceutical Corporation

Date: November 21, 2016	By:	/S/ UNA TAYLOR
Una Taylor
C.E.O. and Director Principal Accounting Officer