Form 10-K
period 2016-12-31
PROTECT PHARMACEUTICAL Corp
filed 2017-03-31
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54001

PROTECT PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

95 Merrick Way, Third Floor, Coral Gables, Florida 33143

 (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (954) 292-0033

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

Yes ☒     No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was $104,638.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2016 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 31, 2016 was 1,111,460.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

PROTECT PHARMACEUTICAL CORPORATION

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Such forward looking statements appear in Item 1- “Business” and Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Annual Report. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “our company,” “Protect Pharmaceutical Corporation” or the “Company” refer to Protect Pharmaceutical Corporation.

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

On July 3, 2006, the Company’s stockholders approved the change of the corporation’s domicile from Idaho to Nevada. On December 14, 2006, the change of domicile to Nevada was finalized by merging with and into Interstate Acquisition, Inc. (incorporated in Nevada on June 15, 2006) for the sole purpose of changing corporate domicile. The Idaho entity was then dissolved and on December 15, 2006, we changed the name of the Nevada entity to Pro-Tect, Inc. and continued to explore possible business opportunities.

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

Protect’s past President, Geoff Williams, oversaw the investigation and consulted with outside advisors. Geoff Williams is the son of H. Deworth Williams. The Company researched information and documents related to the Blue Cap Claims and consulted with other persons familiar with the properties and the industry.  Following the review of all available information, it was determined that the acquisition of the Claims presented a unique opportunity for the company.  Management believes that the acquisition was accomplished for a fair, negotiated consideration and the acquisition is in the best interest of our stockholders.

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

On September 9, 2016, effective September 9, 2016, Deworth Williams, the principal stockholder of the Company (“Williams”), entered into a Stock Purchase Agreement (the “Agreement”), as amended (the “Amended Agreement”), dated, August 30, 2016, with Taylor Group Holdings, LLC (the “Buyer”), a Florida Limited Liability Company, pursuant to which, among other things, Williams agreed to sell to the Buyer, and the Buyer agreed to purchase from Williams, a total of 937,063 shares of Common Stock owned of record and beneficially by Williams  (the “Purchased Shares”).  The Purchased Shares represented approximately 84.3% of the Company’s issued and outstanding shares of Common Stock as of the Record Date.  In connection with the transactions contemplated by the Agreement, the Board appointed Una Taylor and Theodore Faison to fill vacancies on the Company’s Board of Directors.

On September 20, 2016, we announced that Protect Pharmaceutical intended to acquire DreamFU Ventures LLC a Florida LLC in a transaction that will result in the DreamFu entity becoming the operating entity in our public company (“Merger”) and that will also result in Protect Pharmaceutical acquiring 100% of the issued and outstanding equity of DreamFu Ventures LLC.  During the fourth quarter, we abandoned this transaction.

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

Our principal offices are currently located at 95 Merrick Way, Third Floor, Coral Gables, Florida 33143

and our telephone number is (954) 292-0033.

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

Current Status

The Company’s current business plan is to contemplate a possible future merger by the Company and either an affiliated entity or an as yet unknown other entity.

The Company’s common stock is currently quoted on the QB tier of the OTC Markets under the ticker symbol “PRTT”.

The Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities.  Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company.  The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders.  Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.  The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company’s officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity.   No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions.  Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations.  In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange.  The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics.  The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.  The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity that has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company’s judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended (the “Securities Act”) as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity.  In the event of such a resignation, the Company’s current management would thereafter have no control over the conduct of the Company’s business.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities with an Affiliated Entity or Other Potential Entities

To a large extent, a decision to participate in a specific business opportunity may be made upon management’s analysis of the quality of the other Company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company’s limited financing.  This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company’s securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.  Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal.  Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter’s rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s officers and directors, none of whom are professional business analysts.  Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder’s fee.  Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company is unable to predict when it may participate in a business opportunity.  It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company’s investigation, the Company’s executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks.  The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive.  These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected.  Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements.  The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization.  Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization.  In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction.  As part of such a transaction, the Company’s existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “B” tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization.  If a transaction were structured to take advantage of these provisions rather than other tax free provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization.  Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement.  Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.  Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction.  Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable.  Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed.  Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business.  The Company does not, however, intend to engage primarily in such activities.  Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above.  Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities.  The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like.  Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons.  The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

The Company currently has no employees.  Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.  The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Facilities

Our principal place of business is located in the business office of our President, Una Taylor, at 95 Merrick Way, Third Floor, Coral Gables, Florida 33143. Management believes that the current facilities are adequate for the immediate future.

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

We do not own any real property.  We currently occupy office space that serves as our principal place of business located at 95 Merrick Way, Third Floor, Coral Gables, Florida 33143 at no charge.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Pink market under the symbol PRTT. There is a limited public trading market for our shares with only sporadic trading. The last reported trade on January 4, 2017, was 100 shares at $0.85. Accordingly, because of the limited trading information available, we are not including a historical trading table.

As of the date hereof there are approximately 82 stockholders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

Recent Issuances of Securities

There have no issuances of securities in the fourth quarter.  As of the date of this report, we have outstanding a total of 1,111,460 shares of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2016 and 2015 the Company had $0 and $7 of cash and cash equivalents, respectively.

Revenue Recognition

The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with ASC 605 “Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, product is delivered, and collectability is assured.

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2016 and 2015, respectively.

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2016 and 2015, the Company issued $-0- and $-0-, respectively, in share-based payments for services.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 which was amended in August 2015 by Update No 2015-14: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations or financial position.

On August 27, 2014 the FASB issued a new financial accounting standard on going concern, Update 2014-15, “Presentation of Financial Statements – Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivatives feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The Company has determined there is no material impact to the accounting treatment of its hybrid financial instruments based on this new standard.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements

Results of Operations

We did not realize revenues for the years ended December 31, 2016 and 2015. Operating expenses totaled $41,707 and $30,027 for 2016 and 2015, respectively. Our 2016 expenses consisted $37,225 in professional fees, $4,150 in executive compensation and $332 in general and administrative expenses. Our 2015 expenses consisted $22,085 in professional fees, $6,000 in executive compensation and $1,942 in general and administrative expenses. The increase in professional fees for 2016 was attributed to increased legal, transfer agent and accounting fees associated with our reporting requirements with the SEC.

Liquidity and Capital Resources

Total assets consisting solely of cash at December 31, 2016 and 2015 were $-0- and $7, respectively.  Total liabilities at December 31, 2016 and 2015 were $20,830 and $100,454, respectively. The decrease in liabilities at the end of 2016 is primarily attributed to the payment of accounts payable by a former shareholder.

Because currently we have no revenues or significant cash reserves, for the immediate future we will rely on our directors and/or stockholders to pay expenses or raise funds through the private placement of securities. There is no assurance that we will be able to raise adequate capital in the immediate future to satisfy cash needs. At December 31, 2016, we had total stockholders’ deficit of $20,830 compared to a stockholders’ deficit of $100,447 at December 31, 2015.

Plan of Operation

General

Our current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of an Exchange Act registered corporation. As of the date of this Annual Report, our management has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither our sole officer or our directors nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between us and such other company.

Pending negotiation and consummation of a combination, we anticipate that we will have, aside from carrying on our search for a combination partner, no business activities, and, thus, will have no source of revenue. Should we incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If our management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust our ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, our common stock will become worthless and holders of our common stock will receive a nominal distribution, if any, upon our liquidation and dissolution.

Net Operating Loss

We have accumulated approximately $2,943,417 of net operating loss carryforwards as of December 31, 2016. This loss carry forward may be offset against taxable income and income taxes through the year 2036. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2016 and 2015 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

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

Financial statements for the fiscal years ended December 31, 2016 and 2015 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent registered public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Protect Pharmaceutical Corporation

We have audited the accompanying balance sheets of Protect Pharmaceutical Corporation (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protect Pharmaceutical Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2017

PROTECT PHARMACEUTICAL CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2016	2015

CURRENT ASSETS

Cash	$-	$7

Total Current Assets	-	7

TOTAL ASSETS	$-	$7

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$9,950	$69,656
Related party payables	10,880	30,798

Total Current Liabilities	20,830	100,454

TOTAL LIABILITIES	20,830	100,454

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.005 par value, 1,111,460 and 1,111,460
shares issued and outstanding, respectively	5,557	5,557
Additional paid-in capital	9,365,612	9,244,288
Accumulated deficit	(9,391,999)	(9,350,292)

Total Stockholders' Deficit	(20,830)	(100,447)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$7

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

REVENUES	$-	$-

EXPENSES

Professional Fees	37,225	22,085
Executive compensation	4,150	6,000
General and administrative	332	1,942

LOSS FROM OPERATIONS	(41,707)	(30,027)

OTHER INCOME
Loss on settlement of debt	-	(605,437)

INCOME (LOSS) BEFORE INCOME TAXES	(41,707)	(635,464)

Income Taxes	-	-

NET INCOME (LOSS)	$(41,707)	$(635,464)

BASIC AND DILUTED INCOME (LOSS) PER SHARE OF
COMMON STOCK	$(0.04)	$(1.44)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,111,460	442,169

The accompanying notes are an integral part of these financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	89,459	$447	$8,593,398	$(8,714,828)	$(120,983)

Services contributed by officers	-	-	6,000	-	6,000

Rounding shares issued	22,001	110	(110)	-	-

Comon stock issued for
settlement of debt	1,000,000	5,000	645,000	-	650,000

Net loss for the year ended
December 31, 2015	-	-	-	(635,464)	(635,464)

Balance, December 31, 2015	1,111,460	$5,557	$9,244,288	$(9,350,292)	$(100,447)

Services contributed by officers	-	-	4,150	-	4,150

Accounts payable paid by shareholder	-	-	72,225	-	72,225

Forgiveness of related party notes payable			44,949		44,949

Net loss for the year ended
December 31, 2016	-	-	-	(41,707)	(41,707)

Balance, December 31, 2016	1,111,460	5,557	9,365,612	(9,391,999)	(20,830)

PROTECT PHARMACEUTICAL CORPORATION
Statements of Cash Flows

	For the Year Ended
	December 31,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(41,707)	$(635,464)
Adjustments to reconcile loss
to cash flows from operating activities
Capital contributed by an shareholder	4,150	6,000
Loss on settlement of debt	-	605,436
Expenses paid on behalf of the Company	10,000	-
Changes in operating assets and liabilities
Accounts payable	13,399	(3,330)
Accounts payable - related party	-	9,553
Net Cash Used in Operating Activities	(14,158)	(17,805)
INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES
Advances from related party	14,151	17,310

Net Cash Provided by Financing Activities	14,151	17,310

NET CHANGE IN CASH	(7)	(495)

CASH AT BEGINNING OF PERIOD	7	502

CASH AT END OF PERIOD	$-	$7

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issued for rounding in reverse split	$-	$110
Common stock issued for settlement of debt	$-	$650,000
Accounts Payable Paid by shareholder	$73,105	$-
Forgiveness of related-party notes payable	$44,949	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2016 and 2015 the Company had $0 and $7 of cash and cash equivalents, respectively.

Revenue Recognition

The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with ASC 605 “Revenue Recognition”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, product is delivered, and collectability is assured.

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2016 and 2015, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2016 and 2015, the Company issued $-0- and $-0-, respectively, in share-based payments for services.

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

The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2016 and 2015.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Income (Loss) (numerator)	$(41,707)	$(635,464)
Shares (denominator)	1,111,460	442,169
Per share amount	$(0.04)	$(1.44)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company the Company has an accumulated deficit of $9,391,999 as of December 31, 2016 which raises substantial doubt about its ability to continue as a going concern.  It is the intent of the Company to seek a merger with an existing, operating company.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of December 31, 2016 and December 31, 2015, respectively, the related party payable outstanding balance totaled $8,880 and $30,798. These payables are non-interest bearing, unsecured, and are due on demand.

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

The authorized preferred shares may be issued from time to time in one or more series in the discretion of the board of directors. The board will have the authority to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

On September 1, 2015 the Company issued an aggregate of 1,000,000 shares of common stock to related parties as payment on a note payable with a balance of $44,563.  The shares were valued at $0.65 per share, resulting in a total payment value of $650,000.  The transaction resulted in the Company recording a loss on settlement of debt in the amount of $605,437.

During the twelve months ended December 31, 2016, $72,225 of the accounts payable of the Company was paid by a significant shareholder. Also during the twelve months ended September 30, 2016, $44,949 in related-party notes payable were forgiven by the Company’s note holders. The transaction was recorded as an increase in additional paid-in capital.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to net loss before provision for income taxes for the following reasons:

	December 31, 2016	December 31, 2015
Income tax benefit (expense) at statutory rate	$(14,180)	$(216,058)
Contributed services	1,411	2,040
Change in valuation allowance	12,769	214,018
Income tax expense per books	$-	$-

6 – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of:

	December 31, 2016	December 31, 2015
NOL carryover	$(2,943,417)	$(2,929,237)
Contributed services	2,642,531	2,642,531
Contributed Services	9,571	8,160
Valuation allowance	291,315	278,549
Net deferred tax asset	$-	$-

 Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $8,657,109 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Certain tax attributes are subject to an annual limitation as a result of the change of control as defined under Internal Revenue Code Section 382.

NOTE 7 – CHANGE OF CONTROL

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our principal executive officer and financial officer concluded that as of December 31, 2016, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are as follows:

Name	Age	Position
Una Taylor	40	President, CEO, CFO and Director

Theodore Faison

          41    Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated current directors for service on the board of directors or any committee thereof. Directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. However, directors may defer expenses and/or take payment in shares of Protect common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the board. Presently we do not have any standing committees.

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

The following sets forth the business experience of our directors, including specific qualifications to serve as director in light of our business:

Una Taylor.  Ms. Taylor has been the Founder and CEO of Renewable Energy Supplies LLC, a Florida limited liability company for the last seven years.  Renewable Energy Supplies LLC was founded in 2010 as an Alternative Energy Company with the goal of bringing renewable, non-polluting power to homes and businesses in the Caribbean region. Six years later, Renewable Energy continues to deliver the best products, training and support needed to its growing customer base. Renewable Energy supplies re-sellers, contractors, integrators, and installers with reliable products and the training they need to design, install and maintain renewable energy systems. Ms. Taylor also serves as a director of World Cup of Sales Inc. (an online cash prize sales tournament for college students that help startups launch their products) and served as its first Chief Product Officer.  In addition, Ms. Tayler is a member of the Board of Directors of Eight Dragons Company, a Nevada public corporation, and serves as its President and Chief Executive Officer.

Theodore Faison. Mr. Faison has been Co-Founder, Strategy Officer, and Board Chairman at World Cup of Sales, a product market fit and sales platform geared towards startup companies and product launches, since December 2015.  Since March 2003, he has been an employee of IBM.  His specific recent employment with IBM includes being a Rational Channel Sales Manager, from 2011 to 2013, a member of the IBM North America Software Partner Representative & Ecosystem Development team from 2013 to 2015, the Worldwide Trusteer Advanced  Fraud Protection Channel Sales Leader from January 2015 to January 2016 and since January 2016 being responsible for Strategic Embedded Solution Partnerships for IBM Analytics.  He has more than 15 years in software sales, channel sales, and business development, having personally delivered consulting, training, and sales interactions to over 1,000 customers (of all sizes and spanning many industry verticals).  His leadership experience include leading a global channel sales team, building a channel ecosystem for a $2B IBM Security acquisition (Trusteer), and managing some of the industry's largest software channel resellers. In addition, Mr. Faison is a member of the Board of Directors of Eight Dragons Company, a Nevada public corporation.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that no reports were filed during the fiscal year 2016.

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

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 1,111,460 shares of common stock outstanding as of March 31, 2016 and reflects the reverse stock split effected in November 2014. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable.

Name and Address	Amount and Nature of		Percent
of Beneficial Owner	Beneficial Ownership		of Class(1)
Directors and Executive Officers
Una Taylor	937,063		84.3%
95 Merrick Way, Third Floor, Coral Gables, Florida 33143

Theordoe Faison		0	0%
95 Merrick Way, Third Floor, Coral Gables, Florida 33143

All directors and officers	937,063		84.3%
a group (2 persona)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 1,111,460 shares of common stock outstanding on March 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees

The aggregate fees billed by our independent auditors, Sadler, Gibb & Associates, L.L.C., for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2016 and 2015 were $10,000 for each year.

Audit Related Fees

For the year ended December 31, 2016 and 2015, there were no fees billed for assurance and related services by Sadler, Gibb & Associates, L.L.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2016 and 2015, no fees were billed by Sadler, Gibb & Associates, L.L.C. for tax compliance, tax advice and tax planning.

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

Protect Pharmaceutical Corporation

By:	/S/ UNA TAYLOR
Chief Executive Officer
Chief (Principal) Accounting Officer
Dated: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ UNA TAYLOR	Chief Executive Officer,	March 31, 2017
Una Taylor	Chief Principal Accounting Officer, Director
/S/ THEODORE FAISON	Director	March 31, 2017
Theodore Faison