Form 10-Q
period 2017-03-31
PROTECT PHARMACEUTICAL Corp
filed 2017-05-19
CIK 1493526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number 000-54001

PROTECT PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Merrick Way, Third Floor, Coral Gables, Florida 33143
(Address of Principal Executive Offices)

(954) 866-3726
 (Registrant's Telephone Number, Including Area Code)

 (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒   NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 19, 2017

Common Stock, $0.005 par value	1,111,460

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

PROTECT PHARMACEUTICALS CORPORATION
Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$950	$9,950
Related party payables	35,280	10,880

Total Current Assets	36,230	20,830

TOTAL LIABILITIES	36,230	20,830

STOCKHOLDERS' DEFICIT
Preferred stock: 10,000,000 shares authorized, at $0.001 par value,
no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized, at $0.005 par value,
1,111,460 and 1,111,460 shares issued and outstanding, respectively	5,557	5,557
Additional paid-in captial	9,365,612	9,365,612
Accumulated deficit	(9,407,399)	(9,391,999)

Total Stockholders' Deficit	(36,230)	(20,830)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICALS CORPORTION
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES	$-	$-

EXPENSES
Professional fees	15,200	2,080
Executive compensation	-	1,500
General and administrative	200	92

LOSS FROM OPERATIONS	(15,400)	(3,672)

OTHER INCOME	-	-

LOSS BEFORE INCOME TAXES	(15,400)	(3,672)

Income taxes	-	-

NET LOSS	$(15,400)	$(3,672)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,111,460	1,111,460

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICALS CORPORTION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(15,400)	$(3,672)
Adjustments to reconcile loss to cash flows from operating activities:
Services contributed by an officer	-	1,500
Expenses paid on behalf of the Company	15,400	-
Changes in operating assets and liabilities:
Accounts payable	-	80

Net Cash Used In Operating Activities	-	(2,092)

FINANCING ACTIVITIES
Proceeds from a related party	-	2,100

Net Cash Provided in Financing Activities	-	2,100

NET CHANGE IN CASH	-	8

CASH AT BEGINNING OF PERIOD	-	7

CASH AT END OF PERIOD	$-	$15

SUPPLEMENTAL CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
Accounts payable paid by shareholder	$9,000	$-

The accompanying notes are an integral part of these condensed financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Notes to Financial Statements
March 31, 2017
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the year ended December 31, 2017.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2017

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

PROTECT PHARMACEUTICAL CORPORATION
Notes to Financial Statements
March 31, 2017
(Unaudited)

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of March 31, 2017 and December 31, 2016, respectively, the related party payable outstanding balance totaled $35,280 and $10,880, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Forward-Looking and Cautionary Statements

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Protect” refer to Protect Pharmaceutical Corporation.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 31, 2017, in connection with the audit of our annual financial statements as of December 31, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Three months Ended March 31, 2017 and 2016

We did not realize revenues for the three-month periods ended March 31, 2017 and 2016. For the three months ended March 31, 2017 (“first quarter”), total operating expenses were $15,400, consisting of $15,200 in professional fees and $200 in general and administrative expenses. Total operating expenses for the comparable first quarter of 2016 were $3,672, consisting of $2,080 in professional fees, $1,500 in executive compensation and $92 in general and administrative expenses. The net loss for the first quarter of 2017 was $15,400, ($0.01 per share), compared to net loss of $3,672 ($0.00 per share) for the first quarter of 2016. The increase in professional fess in the first quarter of 2017 is attributable to an increase in legal fees $9,000 and audit fees $5,000.

Liquidity and Capital Resources

Total assets were $0 as of March 31, 2017 and December 31, 2016. Total liabilities at March 31, 2017 were $36,230, consisting of $950 in accounts payable and accrued expenses, and $35,280 in related-party payables. At December 31, 2016, total liabilities were $20,830.

Because we currently have no revenues and no cash, for the immediate future we believe we will have to rely on potential advances from stockholders to continue to implement our business activities. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.  It is likely the only other source of funding future operations will be through the private sale of our securities, either equity or debt.

At March 31, 2017, we had stockholders’ deficit of $36,230 compared to stockholders’ deficit of $20,830 at December 31, 2016.

Plan of Operation

As reported on Schedule 14f, filed with the Securities and Exchange Commission on September 9, 2016, effective September 9, 2016, Deworth Williams, the principal stockholder of the Company (“Williams”), entered into a Stock Purchase Agreement (the “Agreement”), as amended (the “Amended Agreement”), dated, August 30, 2016, with Taylor Group Holdings, LLC (the “Buyer”), a Florida Limited Liability Company, pursuant to which, among other things, Williams agreed to sell to the Buyer, and the Buyer agreed to purchase from Williams, a total of 937,063 shares of Common Stock owned of record and beneficially by Williams  (the“Purchased Shares”).  The Purchased Shares represented approximately 84.3% of our issued and outstanding shares of Common Stock as of the Record Date.  In connection with the transactions contemplated by the Agreement, the Board of Directors appointed Una Taylor and Theodore Faison to fill vacancies on the our Board of Directors, effective September 19, 2016.

Our current business plan is to contemplate a possible future merger by the Company and either an affiliated entity or an as yet unknown other entity.

Our common stock is currently quoted on the QB tier of the OTC Markets under the ticker symbol “PRTT”.

We may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities.  Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company.  The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders.  Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.  However, at the present time, we have not identified any business opportunity that it plans to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that business opportunities will come to our attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for our company.

Because we currently have no cash, it may be necessary for officers, directors or stockholders to advance funds and we will most likely accrue expenses until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until such time as we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.

 Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2017. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2017.

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Name

2.1*	Patent Acquisition Agreement
2.2*	Patent Portfolio
3.1*	Articles of Incorporation
3.2*	Certificate of Amendment - Capitalization Change
3.3*	Certificate of Amendment - Name Change 2006
3.4*	Certificate of Amendment - Name Change 2010
3.5*	By-Laws
4.1*	Instrument defining rights of holders – Specimen Stock Certificate
10.1*	Employment Agreement – Ramesha Sesha
10.2**	Employment Agreement – William D. Abajian
10.3***	Patent Purchase Agreement with Grünenthal GmbH
14.1****	Financial Code of Ethics
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed as exhibit to Form 10 filed June 8, 2010.
**	Previously filed as exhibit to Amendment No.1 Form 10 filed July 21, 2010.
***	Previously files as exhibit to Form 8-K filed on February 4, 2011.
****	Previously files as exhibit to Form 8-K filed on September 20, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protect Pharmaceutical Corporation

Date: May 19, 2017	By:	/s/ UNA TAYLOR
Una Taylor
C.E.O. and Director Principal Accounting Officer