Form 10-Q
period 2017-06-30
PROTECT PHARMACEUTICAL Corp
filed 2019-02-07
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated file [  ] Accelerated filer [  ] Non-Accelerated filer [  ] Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 30, 2017
Common Stock, $0.005 par value	1,111,460

PART I — FINANCIAL INFORMATION

Item 1. Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

Protect Pharmaceutical Corporation

Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES
Current Liabilities
Accounts Payable & Accrued Expenses	$950	$9,950
Related Party Payables	35,280	10,880
Total Current Liabilities	$36,230	$20,830
Long-Term Liabilities
Notes Payable, net of debt discounts of $667 and $0, respectively	$100,333	$-
Total Long-Term Liabilities	$100,333	$-

TOTAL LIABILITIES	$136,563	$20,830

STOCKHOLDERS' DEFICIT
Preferred Stock: 10,000,000 shares authorized, at $0.001 par value; 0 shares issued or outstanding as of June 30, 2017 and December 31, 2016	$-	$-
Common Stock: 100,000,000 shares authorized at $0.005 par value; 1,111,460 shares issued and outstanding as of June 30, 2017 and December 31, 2016	5,557	5,557
Additional Paid-In Capital	9,365,612	9,365,612
Accumulated Deficit	(9,507,732)	(9,391,999)
TOTAL STOCKHOLDERS' DEFICIT	$(136,563)	$(20,830)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited financial statements.

Protect Pharmaceutical Corporation

Statements of Operations

(Unaudited)

	3 months ended June 30,		6 months ended June 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional Fees	100,000	8,855	115,200	10,935
Executive Compensation	-	1,500	-	3,000
General & Administrative	-	103	200	195
TOTAL OPERATING EXPENSES	$100,000	$10,458	$115,400	$14,130

OPERATING LOSS	$(100,000)	$(10,458)	$(115,400)	$(14,130)

Interest Expense	333	-	333	-

LOSS BEFORE TAXES	$(100,333)	$(10,458)	$(115,733)	$(14,130)

Taxes	-	-	-	-

NET LOSS	$(100,333)	$(10,458)	$(115,733)	$(14,130)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.09)	$(0.01)	$(0.10)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,111,460	1,111,460	1,111,460	1,111,460

See accompanying notes to the unaudited financial statements.

Protect Pharmaceutical Corporation

Statements of Cash Flows

(Unaudited)

	For 6 months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(115,733)	$(14,130)

Adjustments to reconcile Net Loss to Net Cash provided by operations:
Convertible note issued for services	100,333	-
Services contributed by an officer	-	3,000
Changes in operating assets and liabilities:
Accounts Payable	(9,000)	2,570
Accounts Payable - Related Party	24,400	-
Total Adjustments to reconcile Net Loss to Net Cash provided by operations:	115,733	5,570

Net cash used in operating activities	$-	$(8,560)

INVESTING ACTIVITIES

Net cash provided by financing activities	$-	$-

FINANCING ACTIVITIES
Advances from related party	-	8,840

Net cash provided by financing activities	$-	$8,840

NET CHANGE IN CASH	$-	$280

CASH AT BEGINNING OF PERIOD	-	7
CASH AT END OF PERIOD	-	287

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES

Convertible note issued for services	$100,333	$-

See accompanying notes to the unaudited financial statements.

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the period ended June 30, 2017 (unaudited) are not necessarily indicative of the operating results for the year ended December 31, 2017.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

In addition, the inability of The Company to become current in periodic reporting obligations under the federal securities laws during the second quarter limited the information that the Company was able to provide to the public, to investors and to other interested parties, including customers and certain lenders. Furthermore, such inability to become current limited the Company’s ability to use equity incentives to attract, retain and motivate employees. Such inability to become current also restricted the Company’s ability to raise capital through the issuance of equity or debt securities, use equity securities for acquisitions of complementary companies and businesses and engage in other strategic transactions.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2017.

Convertible notes with fixed rate conversion options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a discount, as applicable, on the Note date with a charge of interest expense in accordance with ASC 480 – “Distinguishing Liabilities from Equity.”

Convertible debt

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 8115) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities to present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on July 1, 2017, and applied it retroactively to the Company’s financial reporting starting on April 1, 2017.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of June 30, 2017 (unaudited) and December 31, 2016, the related party payable outstanding balance totaled $35,280 and $10,880, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – CONVERTIBLE NOTE

On April 15, 2017, the Company issued a convertible promissory note (the “Convertible Note”) for $101,000 ($100,000 principal plus a 1% original issue discount) to Trident Cap X Corp. (“Trident”), a Florida Limited Liability Company. The Convertible Note has a maturity date of October 15, 2017, with a 15% default interest rate in the case that the principle is not paid off in full by the maturity date or covenants are not met. In the case of default, the holder has the right to convert all or any portion of the value of the Convertible Note, including unpaid principal, unpaid interest (including default interest), and costs incurred by the holder related to the conversion, into common stock of the Company. The per share conversion price of this Convertible Note into common stock shall be 75% of the lowest traded price of the common stock during the ten consecutive trading days prior to receipt of a notice of conversion from the holder.

NOTE 6 – SUBSEQUENT EVENTS

Default and Conversion of Convertible Note

On August 15, 2017, the Company failed to file Form 10-Q for the three months ended June 30, 2017 with the SEC. As a result, the Convertible Note with Trident failed to meet covenant 3.9 “Failure to Comply with the 1934 Act,” triggering an event of default and requiring payment of default interest at an annual rate of 15%.

On February 8, 2018, Trident assigned the Convertible Note issued by the Company on April 15, 2017 to Global Startup League LLC (“Global”) a Florida Limited Liability Company. As of the date of the assignment, the Company had not paid any principal or interest and the Convertible Note remained in default.

On August 6, 2018, GLOBAL filed a Complaint in the Superior Court for the District of Columbia, styled Global Startup League, LLC v. Protect Pharmaceutical Corporation, alleging that the Company had breached the Convertible Note and owed Global $100,000, plus default interest of at least 15% annually as provided for in the Convertible Note, along with the related attorney’s fees.

We reached a settlement with Global on September 14, 2018, including a release, and had the Company’s transfer agent issue 246,918 shares of Common Stock to Global on December 11, 2018 to satisfy the obligation.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 31, 2017, in connection with the audit of our annual financial statements as of December 31, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2017 and 2016 (unaudited)

We did not realize revenues for the three-month periods ended June 30, 2017 and 2016 (unaudited). For the three months ended June 30, 2017 (“second quarter”), total operating expenses were $100,000, consisting of professional fees. The increase in professional fees in the second quarter of 2017 is attributable to a new contract with Trident for professional services. Interest expense for the three months ended June 30, 2017 was $333, with the entire amount related to a convertible note with Trident.

Total operating expenses for the comparable second quarter of 2016 were $10,458, consisting of $8,855 in professional fees, $1,500 in executive compensation and $103 in general and administrative expenses.

The net loss for the second quarter of 2017 was $100,333, (-$0.09 per share), compared to net loss of $10,458 (-$0.01 per share) for the second quarter of 2016.

Six Months Ended June 30, 2017 and 2016 (unaudited)

We did not realize revenues for the six-month periods ended June 30, 2017 and 2016 (unaudited). For the six months ended June 30, 2017, total operating expenses were $115,400, consisting of professional fees of $115,200 and general & administrative expenses of $200. The increase in professional fees in the first six months of 2017 is attributable to a new contract with Trident for professional services. Interest expense for the six months ended June 30, 2017 was $333, with the entire amount related to a convertible note with Trident.

Total operating expenses for the comparable period of 2016 were $14,130, consisting of $10,935 in professional fees, $3,000 in executive compensation and $195 in general and administrative expenses.

The net loss for the six-month period was $115,733, (-$0.10 per share), compared to net loss of $14,130 (-$0.01 per share) for the same period of 2016.

Liquidity and Capital Resources

Total assets were $0 as of June 30, 2017 (unaudited) and $0 as of December 31, 2016. Total liabilities at June 30, 2017 (unaudited) were $136,563, consisting of $100,333 in notes payable, $950 in accounts payable and accrued expenses, and $35,280 in related-party payables. At December 31, 2016, total liabilities were $20,830.

Because we currently have limited revenues and cash, for the immediate future we believe we will have to rely on potential advances from stockholders to continue to implement our business activities. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses. It is likely the only other source of funding future operations will be through the private sale of our securities, either equity or debt.

At June 30, 2017 (unaudited), we had stockholders’ deficit of $136,563 compared to stockholders’ deficit of $20,830 at December 31, 2016.

Plan of Operation

Our current business plan is to contemplate a possible a future business model change by the Company to generate adequate revenue to sustain operations and reduce dependency on shareholder funds. The Company also continues to explore acquisition of or acquisition by either an affiliated entity or an as yet unknown other entity.

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

Changes to Company Officers

June 30, 2017: Una Taylor resigned as Chief Executive Officer.

June 30, 2017: Jordan Fishman was appointed as Chief Executive Officer.

November 17, 2017: Jordan Fishman resigned as Chief Executive Officer.

November 17, 2017: Una Taylor was appointed as Chief Executive Officer.

June 1, 2018: Una Taylor resigned as Chief Executive Officer.

June 1, 2018: Yvette Sanchez was appointed President.

November 12, 2018: Yvette Sanchez resigned as President.

November 13, 2018: Una Taylor was appointed as Chief Executive Officer.

Changes to the Board of Directors

June 30, 2017: Three new members were appointed the Board of Directors: Stuart Sandweiss (Director and Audit Committee Chair), Shimson Bandman (Director), and Shedrick W. Daniels (Director).

Prior to June 30, 2017, the Company did not have an audit committee and, as a result, our entire board of directors performed the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an independent auditor before the auditor renders audit and non-audit services. As a result, we have not relied on pre-approval policies and procedures.

June 30, 2017: Una Taylor resigned from the Board of Directors.

June 30, 2017: Theodore Faison resigned from the Board of Directors

June 1, 2018: Yvette Sanchez was appointed a member of the Board of Directors.

June 5, 2018: Yvette Sanchez removed three members from the Board of Directors by majority vote of the company’s shareholders: Stuart Sandweiss (Director and Audit Committee Chair), Shimson Bandman (Director), and Shedrick W. Daniels (Director). There were no disagreements with these former directors of the Company as to its operations, policies or practices.

November 12, 2018: Una Taylor appointed as a member of the Board of Directors.

November 12, 2018: Yvette Sanchez resigned as a member of the Board of Directors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2017. Based on its evaluation, management, including the chief executive officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Cancelled Securities Purchase Agreement

Eight Dragons (EDRG) board authorized issuance of 3,000,000 shares of its Common Stock to the Company in exchange for 6,100,000 shares of the Company’s Common Stock on June 28, 2017. Securities Purchase Agreement executed with EDRG and the Company on June 30, 2017 for EDRG to purchase 6,100,000 shares in exchange for 3,000,000 EDRG shares with a conversions ration of EDRG to PRTT of $2.03 to $1.00.

Rescission & Mutual Release subsequently executed on June 30, 2017 to negate the EDRG Securities Purchase Agreement. No shares were issued or sold.

Item 3. Defaults Upon Senior Securities

On April 15, 2017, the Company issued a convertible promissory note (the “Convertible Note”) for $101,000 ($100,000 principal plus a 1% original issue discount) to Trident Cap X Corp. (“Trident”), a Florida Limited Liability Company. The Convertible Note has a maturity date of October 15, 2017, with a 15% default interest rate in the case that the principle is not paid off in full by the maturity date. In the case of default, the holder has the right to convert all or any portion of the value of the Convertible Note, including unpaid principal, unpaid interest (including default interest), and costs incurred by the holder related to the conversion, into common stock of the Company. The per share conversion price of this Convertible Note into common stock shall be 75% of the lowest traded price of the common stock during the ten consecutive trading days prior to receipt of a notice of conversion from the holder.

On February 8, 2018, Trident assigned the Convertible Note to Global Startup League LLC (“Global”) a Florida Limited Liability Company. As of the date of the assignment, the Company had not paid any principal or interest. As a result, the Convertible Note was in default.

On August 6, 2018, GLOBAL filed a Complaint in the Superior Court for the District of Columbia, styled Global Startup League, LLC v. Protect Pharmaceutical Corporation, alleging that the Company had breached the Convertible Note and owed Global $100,000, plus default interest of at least 15% annually as provided for in the Convertible Note, along with the related attorney’s fees.

We reached a settlement with Global on September 14, 2018, including a release, and had PRTT’s transfer agent issue 246,918 shares of Common Stock to Global on December 11, 2018 to satisfy the obligation.

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Name

3.1*	Articles of Incorporation
3.2*	Certificate of Amendment – Capitalization Change
3.3*	Certificate of Amendment – Name Change 2006
3.4*	Certificate of Amendment – Name Change 2010
3.5*	By-Laws
4.1*	Instrument defining rights of holders – Specimen Stock Certificate
4.2	Certificate of Amendment – Share Authorization
5.1	Securities Purchase Agreement – 8 Dragons
5.2	Rescission and Mutual Release – 8 Dragons
14.1**	Financial Code of Ethics
31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002
31.2	Certificate of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002
32.2	Certificate of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed as exhibit to Form 10 filed on June 8, 2010.
**	Previously filed as exhibit to Form 8-K filed on September 20, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protect Pharmaceutical Corporation

Date: February 7, 2019	By:	/s/ Una Taylor
Una Taylor
Chief Executive Officer and Director Principal Executive Officer Principal Accounting Officer

