Form 10-Q
period 2017-09-30
PROTECT PHARMACEUTICAL Corp
filed 2019-02-08
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2017

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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 30, 2017
Common Stock, $0.005 par value	1,111,460

PART I — FINANCIAL INFORMATION

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2017 (unaudited) are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

Protect Pharmaceutical Corporation

Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Total current assets	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES
Current liabilities
Accounts payable & accrued expenses	$950	$9,950
Related party payables	35,280	10,880
Interest payable	2,485	-
Total current liabilities	$38,715	$20,830
Long-term liabilities

Notes payable, net of debt discounts of $167 and $0, respectively	$100,833	$-
Total long-term liabilities	$100,833	$-

TOTAL LIABILITIES	$139,548	$20,830

STOCKHOLDERS’ DEFICIT
Preferred stock: 10,000,000 shares authorized, at $0.001 par value; 0 shares issued or outstanding as of September 30, 2017 and December 31, 2016	$-	$-
Common stock: 100,000,000 shares authorized at $0.005 par value; 1,111,460 shares issued and outstanding as of September 30, 2017 and December 31, 2016	5,557	5,557
Additional paid-in capital	9,365,612	9,365,612
Accumulated Deficit	(9,510,717)	(9,391,999)
TOTAL STOCKHOLDERS’ DEFICIT	$(139,548)	$(20,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited financial statements.

Protect Pharmaceutical Corporation

Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	-	7,290	115,200	18,225
Executive compensation	-	1,150	-	4,150
General & administrative	-	92	200	287
TOTAL OPERATING EXPENSES	$-	$8,532	$115,400	$22,662

OPERATING LOSS	$-	$(8,532)	$(115,400)	$(22,662)

Interest expense	2,985	$-	3,318	-

LOSS BEFORE TAXES	$(2,985)	$(8,532)	$(118,718)	$(22,662)

Taxes	-	$-	-	-

NET LOSS	$(2,985)	$(8,532)	$(118,718)	$(22,662)

BASIC LOSS PER SHARE OF COMMON STOCK	$(0.00)	$(0.01)	$(0.11)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,111,460	1,111,460	1,111,460	1,111,460

DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.00)	$(0.01)	$(0.10)	$(0.02)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,234,919	1,111,460	1,153,065	1,111,460

See accompanying notes to the unaudited financial statements.

Protect Pharmaceutical Corporation

Statements of Cash Flows

(Unaudited)

	For Nine months ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(118,718)	$(22,662)

Adjustments to reconcile net loss to net cash provided by operations:
Convertible note issued for services	100,833	-
Services contributed by an officer	-	4,150
Changes in operating assets and liabilities:
Accounts payable	(9,000)	4,399
Accounts payable - related party	24,400	-
Interest Payable	2,485	-
Total adjustments to reconcile net loss to net cash provided by operations:	118,718	8,549

Net cash used in operating activities	$-	$(14,113)

INVESTING ACTIVITIES

Net cash provided by investing activities	$-	$-

FINANCING ACTIVITIES
Advances from related party	-	14,151.00

Net cash provided by financing activities	$-	$14,151

NET CHANGE IN CASH	$-	$38

CASH AT BEGINNING OF PERIOD	-	7
CASH AT END OF PERIOD	-	45

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES

Convertible note issued for professional services	$100,833	$-

See accompanying notes to the unaudited financial statements.

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the period ended September 30, 2017 (unaudited) are not necessarily indicative of the operating results for the year ended December 31, 2017.

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

In addition, the inability of The Company to become current in periodic reporting obligations under the federal securities laws during the third quarter limited the information that the Company was able to provide to the public, to investors and to other interested parties, including customers and certain lenders. Furthermore, such inability to become current limited the Company’s ability to use equity incentives to attract, retain and motivate employees. Such inability to become current also restricted the Company’s ability to raise capital through the issuance of equity or debt securities, use equity securities for acquisitions of complementary companies and businesses and engage in other strategic transactions.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There was a convertible note in default as of September 30, 2017 that was subsequently converted into 246,918 shares of common stock on December 11, 2018.

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of September 30, 2017 and December 31, 2016, the related party payable outstanding balance totaled $35,280 and $10,880, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – CONVERTIBLE NOTES

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

On August 15, 2017, the Company failed to file Form 10-Q for the three months ended June 30, 2017 with the SEC. As a result, the Convertible Note failed to meet covenant 3.9 “Failure to Comply with the 1934 Act,” triggering an event of default and requiring payment of default interest at an annual rate of 15%. As of September 30, 2017 and December 31, 2016, default interest payable on the Convertible Note was $2,485 and $0, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Conversion of Convertible Note

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 31, 2017, in connection with the audit of our annual financial statements as of December 31, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2017 and 2016 (unaudited)

We did not realize revenues for the three-month periods ended September 30, 2017 and 2016 (unaudited). For the three months ended September 30, 2017 (“third quarter”), the Company did not have any operating expenses. Interest expense for the third quarter was $2,985, with the entire amount related to a convertible note with Trident.

Total operating expenses for the comparable third quarter of 2016 were $8,532, consisting of $7,290 in professional fees and $1,150 in executive compensation, and $92 in general and administrative expenses.

The net loss for the third quarter of 2017 was $2,985 (-$0.00 per share; -$0.00 diluted loss per share, including 246,918 shares attributable to convertible note), compared to a net loss of $8,532 (-$0.01 per share) for the third quarter of 2016.

Nine Months Ended September 30, 2017 and 2016 (unaudited)

We did not realize revenues for the nine-month periods ended September 30, 2017 and 2016 (unaudited). For the nine months ended September 30, 2017, total operating expenses were $115,400, consisting of professional fees of $115,200 and general & administrative expenses of $200. The increase in professional fees in the first nine months of 2017 is attributable to a contract with Trident for professional services. Interest expense for the nine-month period was $3,318, with the entire amount related to a convertible note with Trident.

Total operating expenses for the comparable period of 2016 were $22,662, consisting of $18,225 in professional fees, $4,150 in executive compensation and $287 in general and administrative expenses.

The net loss for the nine months ended September 30, 2017 was $118,718 (-$0.11 per share; -$0.10 diluted loss per share, including 246,918 shares attributable to convertible note), compared to net loss of $22,662 (-$0.02 per share) for the same period of 2016.

Liquidity and Capital Resources

Total assets were $0 as of September 30, 2017 (unaudited) and $0 as of December 31, 2016. Total liabilities at September 30, 2017 (unaudited) were $139,548, consisting of $100,833 in notes payable, $950 in accounts payable, $35,280 in related-party payables, and $2,485 in Interest Payable. At December 31, 2016, total liabilities were $20,830.

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

At September 30, 2017 (unaudited), we had stockholders’ deficit of $139,548 compared to stockholders’ deficit of $20,830 at December 31, 2016.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2017. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 15, 2017, the Company failed to file the Form 10-Q for the three months ended June 30, 2017 with the SEC. As a result, the Convertible Note failed to meet covenant 3.9 “Failure to Comply with the 1934 Act,” triggering an event of default.

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

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

●	8-k filed July 7, 2017, announced that as of June 30, 2017, as consideration for contractual obligations, shares of our common stock were to be issued. Actual issuances were different and not as then proposed, but are reflected in the Company’s current record of share issuances, which is hereby validated.

●	8-k filed July 7, 2017, document July 6, 2017: CEO and Board members changes.

Item 6. Exhibits

Exhibit No.	Exhibit Name

3.1*	Articles of Incorporation
3.2*	Certificate of Amendment – Capitalization Change
3.3*	Certificate of Amendment – Name Change 2006
3.4*	Certificate of Amendment – Name Change 2010
3.5*	By-Laws
4.1*	Instrument defining rights of holders – Specimen Stock Certificate
4.2**	Certificate of Amendment – Share Authorization
14.1***	Financial Code of Ethics
31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002
31.2	Certificate of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002
32.2	Certificate of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed as exhibit to Form 10 filed on June 8, 2010.
**	Previously filed as exhibit to Form 10-Q filed on February 7, 2019.
***	Previously filed as exhibit to Form 8-K filed on September 20, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protect Pharmaceutical Corporation

Date: February 8, 2019	By:	/s/ Una Taylor
Una Taylor
Chief Executive Officer and Director Principal Accounting Officer

