Form 10-K
period 2017-12-31
PROTECT PHARMACEUTICAL Corp
filed 2019-02-19
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Common Stock, $0.005 par value

Preferred Class A, same par as common, 1,000 votes per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 31, 2017
Common Stock, $0.005 par value	1,111,460 shares
Preferred Stock, $0.001 par value	0 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Such forward looking statements appear in Item 1- “Business” and Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Annual Report. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “our company,” “Protect Pharmaceuticals Corporation” or the “Company” refer to Protect Pharmaceuticals Corporation.

Item 1. Business.

History

Catch-Up Filing: This 10-K provides business information for 2017 not provided in prior filings. Earlier history was provided in the Company’s 2016 10-K.

2017-2018 Transactions: The Company went through several changes of control and management in 2017 and 2018 before current management was elected to office and purchased control of the Company in November 2018. Shareholder and Board of Directors action as of January 30, 2019 affirmed and ratified certain past actions and disaffirmed and cancelled several actions, some of which may not have been fully executed or may not have come into final legal effect. These items were reported on Form 8-K January 31, 2019, and were as follows:

A. Affirmed and Ratified:

June 30, 2017 - Rescission & Release of Securities Purchase Agreement: Eight Dragons (EDRG) agreed to purchase 6,100,000 shares of PRTT common stock in exchange for 3,000,000 EDRG shares with a conversions ration of EDRG to PRTT of $2.03 to $1.00. EDRG and PRTT subsequently executed a Rescission & Mutual Release on the same day, June 30, 2017, to cancel the transaction and vacate the associated Securities Purchase Agreement. As a result, no shares were issued or exchanged by either company.

June 1, 2018 – Change of Officers and Board of Directors: Yvette Sanchez was appointed by the board of directors as President of the Company June 1, 2018.

June 1, 2018 – Convertible Loan: Convertible Promissory Note for $230,000 from J&Y Property Preservation LLC.

June 5, 2018 – SEC Form 14f Filing and Restructuring Agreement: Effective June 5, 2018, J&Y Property Preservation LLC (the “Buyer”), a Nevada LLC, entered into a Stock Purchase Agreement (the “Agreement”), dated June 1, 2018 with Start Capital LLC, a Florida LLC and Renewable Energy LLC (“StartRenewable”), a Florida LLC, the principal stockholders of PRTT, pursuant to which, among other things, StartRenewable agreed to sell to the Buyer, and the Buyer agreed to purchase from StartRenewable, a total of 10,215,000 shares of Common Stock owned of record and beneficially by StartRenewable (the “Purchased Shares”). The Purchased Shares represented approximately 70.4% of the Company’s issued and outstanding shares of Common Stock as of the Record Date.  In connection with the transactions contemplated by the Agreement, Yvette Sanchez removed the current directors by Unanimous Consent in Lieu of a Shareholder Meeting and appointed herself to the Company’s Board of Directors. J&Y Property Preservation LLC shares were acquired equal to 18% ownership of the Buyer, but the Company neglected to implement (i) the change of primary operating entity nor (ii) the change of real estate business model, both of which were announced in a June 5, 2018 Form 8-K.

June 15, 2018 – Change to Board of Directors: Yvette Sanchez was appointed a member of the Board of Directors by the existing Board of Directors. Ms. Sanchez removed the following former members from the Board of Directors with their consent: Shedrick Daniels, Stuart Sandweiss, and Shimson Bandman.

June 28, 2018 - Loan: $20,000 from Precise Property Preservation to Protect Pharmaceutical.

July 7, 2018 - 8-K filed: Announced that as of June 30, 2018, as consideration for contractual obligations, and shares of our common stock were to be issued. Actual issuances were different and not as then proposed, but are reflected in the Company’s current record of share issuances, which is hereby validated.

July 7, 2018 - 8-K filed: Document July 6, 2018: CEO and Board members were named, but all have since resigned.

October 9, 2018 - Loan: $3,100 from Burton Steer and Associates on October 9, 2018; received in two installments of $2,100 on October 9, 2018 and $1,000 on October 25, 2018; $3,000 repaid as of December 31, 2018.

November 13, 2018 - SEC 8-K filing: The Board of Directors appointed Una Taylor as a member of the Company’s Board of Directors, effective at the close business as of November 12, 2018. November 12, 2018, Board of Directors issued 1,000,000 shares of preferred stock, Series A, to Una J. Taylor, each share to have 1,000 votes. Yvette Sanchez resigned as an officer of Protect Pharmaceutical Corporation and of the Board of Directors, effective November 13, 2018. Shares and expense reimbursement were authorized for Ms. Taylor. Previous shares from the transactions naming Yvette Sanchez President were sold or otherwise dealt with in the reaffirmed November transactions. Ms. Taylor was also appointed Chief Executive Officer (CEO) on November 13, 2018. CEO employment agreement with Una Taylor on November 14, 2018; $250,000 salary, $50,000 bonus, insurance of $1,983 per month until the end of the 2019 calendar year or until company offers benefits. This action was subsequently ratified by the Board of Directors.

December 10, 2018 - SEC 8-k Filing: Document Date November 28, 2018 - Wajed Salem named to Board of Directors by the existing board, and the Company entered into contract with him.

December 17, 2018 - Loan: $25,000 from Audra M. Hajj to Protect Pharmaceutical.

Misc. dates - Contracts: Engagement or replacement of attorneys or auditors, at the CEO’s discretion, with written or other contract terms, again at the discretion of CEO Una J. Taylor.

B. Disaffirmed and Cancelled, Or Never Came Into Legal Effect:

June 5, 2018 - Change of primary operating entity and business model: The Company did not implement the change of primary operating entity or real estate business model announced in a June 5, 2018 Form 8-K.

September 14, 2018 - Press Release: Company Announces New Business Model; transaction cancelled.

October 20, 2018 - Merger/Acquisition: Tobit Clicks of Tobit LLC; transaction cancelled.

October 2, 2018 - Press Release: Company Joins Tobit Consortium; transaction cancelled.

November 27, 2018 - Private Placement: International Membership Data, LLC, $40 million to be invested by Company; transaction cancelled.

November 28, 2018 - Merger/Acquisition: Target: The Winner’s Circle Partners LLC; transaction cancelled.

December 7, 2018 - Press Release: AES and OnliFunds Launch OnliChain focused $250 million Fund. Company option transaction cancelled.

Current and Planned Operations:

PRTT is an inactive entity, reporting as a shell public company. The company is seeking outside investors, most probably though a private placement of company shares, and will commence active business operations of whatever type is appropriate for investors willing to complete an acceptable transaction with current management.

Item 1A. Risk Factors.

PRTT has less than 300 shareholders and has assets that make it a smaller reporting company, so no disclosure is provided.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties.

We do not own any real property. We entered a rental agreement with J&Y Property Preservation on June 28, 2018, and currently occupy office space that serves as our principal place of business located at 4876 Cecile Avenue, Las Vegas, NV 89115.

Item 3. Legal Proceedings.

There are no known current claims or legal proceedings pending. The company is in process of completing current reporting and assuring FINRA and SEC compliance with catch-up SEC reporting and answers to any staff questions.

No recently terminated legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Pink market under the symbol PRTT. There is a limited public trading market for our shares with only sporadic trading. The last reported trade on December 13, 2018, was 200,000 shares at $1.70. Accordingly, because of the limited trading information available, we are not including a historical trading table.

As of the date hereof there are approximately 96 stockholders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

There were no sales of unregistered securities of the Registrant sold within the last three years.

There was no repurchase made in a month within the last quarter of 2017.

Recent Issuances of Securities

There were no issuances of securities in the fourth quarter of 2017. As of December 31, 2017, we have outstanding a total of 1,111,460 shares of common stock.

18,839,918 shares of common stock (including 3,000,000 of restricted shares) and 1,000,000 shares of preferred stock were subsequently issued in 2018 as follows:

September 11, 2018: 5,000,000 shares of common stock to Una Taylor and 10,393,000 shares of common stock to Yvette Sanchez.

November 27, 2018: 3,000,000 restricted shares of common stock were subsequently issued to Eight Dragons Capital.

November 13, 2018: 1,000,000 shares of preferred stock were subsequently issued to Una Taylor.

December 11, 2018: 246,918 shares of common stock were subsequently issued to Global Startup League as payment for the value of a convertible note per a settlement agreement dated September 14, 2018.

December 13, 2018: 200,000 shares of common stock were subsequently issued to Sing for Hope Inc.

As of December 31, 2018, we have outstanding a total of 19,951,378 shares of common stock and 1,000,000 shares of preferred stock.

Penny Stock Rule

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our common stock most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

It is unlikely that our securities will be listed on any national or regional exchange or The NASDAQ Stock Market in the foreseeable future. Therefore, our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for broker dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	Registered and traded on a national securities exchange meeting specified criterion set by the SEC;
●	Authorized for quotation on The NASDAQ Stock Market;
●	Issued by a registered investment company;
●	Excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or
●	Exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors are subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must receive the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

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

Item 6. Selected Financial Data.

A registrant that qualifies as a smaller reporting company, like this Company, as defined by § 229.10(f)(1), is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

PRTT is an inactive entity, with no current revenues, reporting as a shell public company. The company is seeking outside investors, most likely though a private placement of company shares, and will commence active business operations of whatever type is appropriate for investors willing to complete an acceptable transaction with current management. We do not expect to realize revenues until we have completed a successful transaction without outside investors. In the near term, ongoing expenses, including the costs associated with the preparation and filing reports with the SEC, will be paid for by advances from stockholders and/or directors, or possibly from the private sale of securities, either debt or equity. However, there is no assurance that we will be able to realize such funds on terms favorable to us, or at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2017, and 2016 the Company had $0 and $0 of cash and cash equivalents, respectively.

Revenue Recognition

The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with ASC 605 “Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, product is delivered, and collectability is assured.

Revenue from Contracts with Customers

The Company applies Accounting Standards Update No. 2014-09 which was amended in August 2015 by Update No 2015-14: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard on April 1, 2017 and has chosen to apply the standard using modified retrospective approach. Under the modified approach, financial statements are prepared for the year of adoption using the new standard, but prior periods presented will not be adjusted. The Company also determined that a cumulative catch-up adjustment to the opening balance of retained earnings was not necessary due to a lack of revenue in 2017.

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2017 and 2016, respectively.

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2017 and 2016, the Company issued $0 and $0, respectively, in share-based payments for services.

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

Going Concern

The Company applies Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company adopted this standard on December 15, 2016.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There was a convertible note in default as of December 31, 2017 that was subsequently converted into 246,918 shares of common stock on December 11, 2018.

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

Convertible debt

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 8115) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities to present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on July 1, 2017 and applied it retroactively to the Company’s financial reporting starting on April 1, 2017.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements

Forward-Looking and Cautionary Statements

Unless otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated February 15, 2019, in connection with the audit of our annual financial statements as of December 31, 2017, that includes an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the audited financial statements for the period ended December 31, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Year Ended December 31, 2017 and 2016

We did not realize revenues for the year ended December 31, 2017 and 2016. For the year ended December 31, 2017, the Company had operating expenses of $115,400, consisting of professional fees of $115,200 and general & administrative expenses of $200. The increase in professional fees in the year ended December 31, 2017 is attributable to a contract with Trident for professional services. Interest expense for the year ended December 31, 2017 was $7,211, with the entire amount related to a convertible note with Trident.

Total operating expenses for the year ended December 31, 2016, were $41,707, consisting of $37,225 in professional fees and $4,150 in executive compensation, and $332 in general and administrative expenses. The Company did not have any interest expense in 2016.

The net loss for the year ended December 31, 2017 was $122,611 (-$0.11 per share; -$0.10 diluted loss per share, including 246,918 shares attributable to convertible note), compared to a net loss of $41,707 (-$0.04 per share) for the year ended 2016.

Liquidity and Capital Resources

Total assets were $0 as of December 31, 2017 and $0 as of December 31, 2016. Total liabilities as of December 31, 2017 were $143,441, consisting of $101,000 in notes payable, $950 in accounts payable, $35,280 in related-party payables, and $6,211 in interest payable. At December 31, 2016, total liabilities were $20,830.

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

As of December 31, 2017, we had stockholders’ deficit of $143,441 compared to stockholders’ deficit of $20,830 as of December 31, 2016.

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

Net Operating Loss

We have accumulated approximately $2,986,331 of net operating loss carryforwards as of December 31, 2017. This loss carry forward may be offset against taxable income and income taxes through the year 2037. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended December 31, 2017 and 2016 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A registrant that qualifies as a smaller reporting company, like this Company, as defined by § 229.10(f)(1), is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2017 and 2016 have been examined to the extent indicated in their reports by Montgomery Coscia Greilich LLP and Sadler, Gibb & Associates, L.L.C., respectively, independent accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

Section 302 data is not required for a smaller reporting company.

TABLE OF CONTENTS – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Montgomery Coscia Greilich LLP

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Protect Pharmaceutical Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Protect Pharmaceutical Corporation (the “Company”) as of December 31, 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in Accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Other Matter

As discussed in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets nor does it have an established source of revenue to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Montgomery Coscia Greilich, LLP

We have served as the Company’s Auditor since 2018

Plano, TX

February 15, 2019

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2017

Protect Pharmaceutical Corporation

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Current assets
Cash	$-	$-
Total current assets	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES
Current liabilities
Accounts payable & accrued expenses	$950	$9,950
Related party payables	35,280	10,880
Interest payable	6,211	-
Total current liabilities	$42,441	$20,830
Long-term liabilities
Notes payable	$101,000	$-
Total long-term liabilities	$101,000	$-

TOTAL LIABILITIES	$143,441	$20,830

STOCKHOLDERS’ DEFICIT
Preferred stock: 10,000,000 shares authorized, at $0.001 par value; 0 shares issued or outstanding as of December 31, 2017 and 2016	$-	$-
Common stock: 100,000,000 shares authorized at $0.005 par value; 1,111,460 shares issued and outstanding as of December 31, 2017 and 2016	5,557	5,557
Additional paid-in capital	9,365,612	9,365,612
Accumulated deficit	(9,514,610)	(9,391,999)
TOTAL STOCKHOLDERS’ DEFICIT	$(143,441)	$(20,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Protect Pharmaceutical Corporation

Statements of Operations

	For the year ended
	December 31,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	115,200	37,225
Executive compensation	-	4,150
General & administrative	200	332
TOTAL OPERATING EXPENSES	$115,400	$41,707

OPERATING LOSS	$(115,400)	$(41,707)

Interest expense	7,211	-

LOSS BEFORE TAXES	$(122,611)	$(41,707)

Taxes	-	-

NET LOSS	$(122,611)	$(41,707)

BASIC LOSS PER SHARE OF COMMON STOCK	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,111,460	1,111,460

DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.10)	$(0.04)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,204,815	1,111,460

The accompanying notes are an integral part of these financial statements.

Protect Pharmaceutical Corporation

Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	1,111,460	$5,557	$9,244,288	$(9,350,292)	$(100,447)

Services contributed by officers			4,150		4,150

Accounts payable paid by shareholder			72,225		72,225

Forgiveness of related party notes payable			44,949		44,949

Net loss for the year ended December 31, 2016				(41,707)	(41,707)

Balance, December 31, 2016	1,111,460	$5,557	$9,365,612	$(9,391,999)	$(20,830)

Net loss for the year ended December 31, 2017				(122,611)	(122,611)

Balance, December 31, 2017	1,111,460	$5,557	$9,365,612	$(9,514,610)	$(143,441)

The accompanying notes are an integral part of these financial statements

Protect Pharmaceutical Corporation

Statements of Cash Flows

	For the year ended
	December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(122,611)	$(41,707)

Adjustments to reconcile net loss to net cash provided by operations:
Convertible note issued for professional services	$101,000	$-
Capital contributed by a shareholder	-	4,150
Expenses paid on behalf of the company	-	10,000
Changes in operating assets and liabilities:
Accounts payable	(9,000)	13,399
Accounts payable - related party	24,400	-
Interest payable	6,211	-
Total adjustments to reconcile net loss to net cash provided by operations:	122,611	27,549

Net cash used in operating activities	$-	$(14,158)

INVESTING ACTIVITIES

Net cash provided by investing activities	$-	$-

FINANCING ACTIVITIES
Advances from related party	-	14,151

Net cash provided by financing activities	$-	$14,151

NET CHANGE IN CASH	$-	$(7)

CASH AT BEGINNING OF PERIOD	-	7
CASH AT END OF PERIOD	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES

Convertible note issued for professional services	$101,000	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2017 and for all periods presented herein, have been made.

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

In addition, the inability of The Company to become current in periodic reporting obligations under the federal securities laws during the fourth quarter limited the information that the Company was able to provide to the public, to investors and to other interested parties, including customers and certain lenders. Furthermore, such inability to become current limited the Company’s ability to use equity incentives to attract, retain and motivate employees. Such inability to become current also restricted the Company’s ability to raise capital through the issuance of equity or debt securities, use equity securities for acquisitions of complementary companies and businesses and engage in other strategic transactions.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2017 and 2016 the Company had $0 and $0 of cash and cash equivalents, respectively.

Revenue Recognition

The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with ASC 605 “Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, product is delivered, and collectability is assured.

Revenue from Contracts with Customers

The Company applies Accounting Standards Update No. 2014-09 which was amended in August 2015 by Update No 2015-14: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard on April 1, 2017 and has chosen to apply the standard using modified retrospective approach. Under the modified approach, financial statements are prepared for the year of adoption using the new standard, but prior periods presented will not be adjusted. The Company also determined that a cumulative catch-up adjustment to the opening balance of retained earnings was not necessary due to a lack of revenue in 2017.

Advertising Costs

The Company follows the policy of expensing advertising costs during the period in which they are incurred. The Company incurred no advertising costs during the years ended December 31, 2017 and 2016, respectively.

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all share-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. During the years ending December 31, 2017 and 2016, the Company issued $0 and $0, respectively, in share-based payments for services.

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

Going Concern

The Company applies Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company adopted this standard on December 15, 2016.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There was a convertible note in default as of December 31, 2017 that was subsequently converted into 246,918 shares of common stock on December 11, 2018.

	For the year ended
	December 31,
	2017	2016
BASIC LOSS PER COMMON SHARE
Net loss (numerator)	$(122,611)	$(41,707)
Common shares outstanding (denominator)	1,111,460	1,111,460
Per share amount	$(0.11)	$(0.04)

DILUTED LOSS PER COMMON SHARE
Net loss (numerator)	$(122,611)	$(41,707)
Common shares outstanding (denominator)	1,204,815	1,111,460
Per share amount	$(0.10)	$(0.04)

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of December 31, 2017 and December 31, 2016, respectively, the related party payable outstanding balance totaled $35,280 and $10,880, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – CONVERTIBLE NOTES

On April 15, 2017, the Company issued a convertible promissory note (the “Convertible Note”) for $101,000 ($100,000 principal plus a 1% original issue discount) to Trident Cap X Corp. (“Trident”), a Florida Limited Liability Company. The Convertible Note has a maturity date of October 15, 2017, with a 15% interest rate in the case that the principle is not paid off in full by the maturity date. The value of the Convertible Note, plus the amount of all expenses incurred by the Holder relating to the conversion of this Note into shares of Common Stock, can be converted into shares of PRTT Common Stock at $0.0001 par value per share.

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

The Company reached a settlement with Global on September 14, 2018, including a release, and had PRTT’s transfer agent issue 246,918 shares of Common Stock to Global to satisfy the obligation. Interest payable on the Convertible Note as of December 31, 2017 and 2016 was $6,211 and $0, respectively.

NOTE 6 – INCOME TAXES

The Company provides for income taxes under ASC 740 “Tax Provisions.” ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to net loss before provision for income taxes for the following reasons:

	For the year ended
	December 31,
	2017	2016
Income tax expense at statutory rate	$(42,914)	$(14,180)
Contributed services	-	1,411
Change in valuation allowance	42,914	12,769
Income tax expense per books	$-	$-

NOL carryover	$(2,986,331)	$(2,943,417)
Contributed services	2,652,102	2,652,102
Change in valuation allowance	334,229	291,315
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,986,331 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Certain tax attributes are subject to an annual limitation as a result of the change of control as defined under Internal Revenue Code Section 382.

NOTE 7 – SUBSEQUENT EVENTS

We reached a settlement with Global on September 14, 2018, including a release, and had the Company’s transfer agent issue 246,918 shares of Common Stock to Global to satisfy the obligation.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our principal executive officer and financial officer concluded that as of November 2017, and thereafter, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

(ii) accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management has retained a CFO consulting service, a certified public accounting firm, and legal counsel to bring systems up to compliance levels and to assure timely reporting as required by SEC rules.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of April 1, 2017. Counsel, certified public accountants, and outside consultants have been retained to bring reporting and internal controls up to standards.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 9B. Other Information.

The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported, whether or not otherwise required by this Form 10-K. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be Þled with respect to such information or in a subsequent report on Form 10-K.

The affirmed transactions in fourth quarter 2017, together with the others not yet reported on form 8-k in 2017, are discussed in Item 1, and the relevant documents showing same are listed at Part IV, Item 15 and are attached to this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors:

(i) Una J. Taylor

Age: 43

Positions/Offices: Chief Executive Officer, President, Secretary, Treasurer, Board Member

Term of Office: Until successor is nominated and qualified

Prior terms: Served from and after reorganization in 2016 until June 2017 as CEO and Board member.

Re-commenced Board and officer service November 2017.

Other contractual arrangements: None

(ii) Wajed Salem

Age: 57

Positions/Offices: Board Member

Term of Office: Until successor is nominated and qualified

Prior terms: Elected to Board November 2017, renamed to same by Shareholder action without meeting

January 30, 2019.

Other contractual arrangements: None

Item 405: Section 16 Reporting Persons

Una J. Taylor is an owner of more than 10% of the company’s shares, as of November 2017, and is submitting SEC Form 5 in compliance with SEC Section 16 requirements along with this 10-k and other catch-up financial and substantive reporting for the period after Q2 2017.

Item 407 (e): Compensation Committee

None. Una J. Taylor owns 93% of the voting power of all stock in the company, and the rest is closely held. Within the limits of state law providing appraisal and dissenter’s rights, if any, she may determine any transaction and set any compensation level wished, and no committee process is needed or appropriate.

Item 11. Executive Compensation.

No compensation was deferred or accrued in 2017, since company lacked cash flow.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

No non-employee stock compensation plans are now in effect, and no employee plan provides any stock issuance rights.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 404: No related party transactions apart from a related party payable due to Una J. Taylor for expenses paid on behalf of the Company in the first quarter of 2017.

Item 407(a) of Regulation S-K: There are no independent directors.

Item 14. Principal Accounting Fees and Services.

We do not have an audit committee and as a result, our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees for professional services rendered by the Company’s independent auditors, Montgomery Coscia Greilich LLP in relation to 2017 and Sadler Gibb & Associates in relation to 2016, for the audit of the Company’s annual financial statements and review of quarterly financial statements in connection with the regulatory filings were $15,000 and $10,000, respectively.

Audit-Related Fees

For the year ended December 31, 2017 and 2016, no fees were billed for assurance and related services by Montgomery Coscia Greilich LLP in 2017 or Sadler Gibb & Associates in 2016 which were not reported under the caption “Audit Fees” above.

Tax Fees

For the year ended December 31, 2017 and 2016, no fees were billed for tax compliance, tax advice, and tax planning by Montgomery Coscia Greilich LLP in 2017 or Sadler Gibb & Associates in 2016.

All Other Fees

The Company did not pay any other fees in each of the last two fiscal years for products and services provided by the Montgomery Coscia Greilich LLP in 2017 or Sadler Gibb & Associates in 2016, other than the services reported in Audit Fees above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Item 16. Form 10–K Summary.

No summary provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Protect Pharmaceuticals Corporation

By:	/s/ UNA TAYLOR
Una Taylor
Chief Executive Officer

Date: February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ UNA TAYLOR
Una Taylor
Chief Executive Officer
(Principal Accounting Officer)

Date: February 15, 2019

By:	/s/ UNA TAYLOR
Una Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2019

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report was provided to security holders.

No proxy statements were sent to security holders.

