Form 10-K/A
period 2017-12-31
PROTECT PHARMACEUTICAL Corp
filed 2019-02-28
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

4876 Cecile Avenue, Las Vegas, Nevada, USA - 89115

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

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15.

EXPLANATORY NOTE

Protect Pharmaceutical Corp changed independent registered accounting firms on December 13, 2018, but failed to notify the prior auditor or obtain consent on the inclusion of their report for December 31, 2016 and 2015 in the December 31, 2017 10-K submitted on February 19, 2019. The Company has subsequently had the 2016 financials re-audited by the successor auditor and is filing this amended Form 10-K/A to reflect the resulting report of independent registered accounting firm for the years ended December 31, 2017 and 2016. There have been no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with the prior auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the prior auditor would have caused the firm to make reference thereto in its reports on the consolidated financial statements for such years. Also, during the years ended December 31, 2015 and 2016 and from January 1, 2017 through December 13th, 2018, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K). Protect Pharmaceutical Corp changed their address from 95 Merrick Way, Third Floor, Coral Gables, Florida 33143 to 4876 Cecile Avenue, Las Vegas, Nevada, USA - 89115

PART I

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

November 13, 2018 - 8-K filed: The Board of Directors appointed Una Taylor as a member of the Company’s Board of Directors, effective at the close business as of November 12, 2018. November 12, 2018, Board of Directors issued 1,000,000 shares of preferred stock, Series A, to Una J. Taylor, each share to have 1,000 votes. Yvette Sanchez resigned as an officer of Protect Pharmaceutical Corporation and of the Board of Directors, effective November 13, 2018. Shares and expense reimbursement were authorized for Ms. Taylor. Previous shares from the transactions naming Yvette Sanchez President were sold or otherwise dealt with in the reaffirmed November transactions. Ms. Taylor was also appointed Chief Executive Officer (CEO) on November 13, 2018. CEO employment agreement with Una Taylor on November 14, 2018; $250,000 salary, $50,000 bonus, insurance of $1,983 per month until the end of the 2019 calendar year or until company offers benefits. This action was subsequently ratified by the Board of Directors.

December 10, 2018 - 8-K filed: Document Date November 28, 2018 - Wajed Salem named to Board of Directors by the existing board, and the Company entered into contract with him.

December 17, 2018 - Loan: $25,000 from Audra M. Hajj to Protect Pharmaceutical.

January 30, 2019 – 8-K filed: The Shareholders and Board of Directors voted to ratify all actions taken to date by Una Taylor, CEO and President; re-elect Ms. Taylor as Chief Executive Officer, President, and Secretary, and Ms. Taylor and Mr. Wajed Salem as Members of the Board of Directors, until their successors may be named and qualified; and, affirm certain transactions previously entered into by the Company and disaffirm certain transactions which may have been announced and reported but were never made final and legally binding on same.

A copy of the Shareholder’s Action Without Meeting, signed by Ms. Taylor as owner of 93% of all voting rights, sufficient to act without meeting as noted under the Company’s Bylaws and Nevada law, and a copy of the Board of Directors resolution, also sufficient for action without a meeting under the Company’s Bylaws and Nevada law, is attached to and made a part of this disclosure.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2017 and 2016 have been examined to the extent indicated in their reports by Montgomery Coscia Greilich LLP and respectively, independent accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

Section 302 data is not required for a smaller reporting company.

TABLE OF CONTENTS – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Montgomery Coscia Greilich LLP

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Protect Pharmaceutical Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Protect Pharmaceutical Corporation (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in Accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter

As discussed in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the outcome of this uncertainty. Our opinion is not modified with respect to these matters.

/s/ Montgomery Coscia Greilich, LLP

We have served as the Company’s Auditor since 2018

Plano, TX

February 27, 2019

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

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company has been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2017 and for all periods presented herein, have been made.

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

Audit Fees

The aggregate fees for professional services rendered by the Company’s independent auditors, Montgomery Coscia Greilich LLP in relation to 2017 and 2016, for the audit of the Company’s annual financial statements and review of quarterly financial statements in connection with the regulatory filings were $15,000 and $5,000, respectively. The Company also paid $10,000 for professional services rendered by the Company’s predecessor auditors, in relation to 2016, for the audit of the Company’s annual financial statements and reviews of the quarterly financial statements as of and for the year ended December 31, 2016.

Audit-Related Fees

For the years ended December 31, 2017 and 2016, no fees were billed for assurance and related services by Montgomery Coscia Greilich LLP which were not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended December 31, 2017 and 2016, no fees were billed for tax compliance, tax advice, and tax planning by Montgomery Coscia Greilich LLP.

All Other Fees

The Company did not pay any other fees in each of the last two fiscal years for products and services provided by the Montgomery Coscia Greilich LLP, other than the services reported in Audit Fees above.

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

Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ UNA TAYLOR
Una Taylor
Chief Executive Officer
(Principal Accounting Officer)

Date: February 27, 2019

By:	/s/ UNA TAYLOR
Una Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2019

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report was provided to security holders.

No proxy statements were sent to security holders.

