Form 10-Q
period 2018-03-31
PROTECT PHARMACEUTICAL Corp
filed 2019-03-01
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-54001

PROTECT PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1877179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4876 Cecile Avenue, Las Vegas, NV 89115

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2018
Common Stock, $0.005 par value	1,111,460

PART I — FINANCIAL INFORMATION

Item 1. Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

Protect Pharmaceutical Corporation

Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$100	$-
Total Current Assets	$100	$-

TOTAL ASSETS	$100	$-

LIABILITIES
Current Liabilities
Accounts Payable & Accrued Expenses	$950	$950
Related Party Payables	35,380	35,280
Interest Payable	9,937	6,211
Total Current Liabilities	$46,267	$42,441
Long-Term Liabilities
Notes Payable	$101,000	$101,000
Total Long-Term Liabilities	$101,000	$101,000

TOTAL LIABILITIES	$147,267	$143,441

STOCKHOLDERS’ DEFICIT
Preferred Stock: 110,000,000 shares authorized, at $0.001 par value; 0 shares issued or outstanding as of March 31, 2018 and December 31, 2017	$-	$-
Common Stock: 100,000,000 shares authorized at $0.005 par value; 1,111,460 shares issued and outstanding as of March 31, 2018 and December 31, 2017	5,557	5,557
Additional Paid-In Capital	9,365,612	9,365,612
Accumulated Deficit	(9,518,336)	(9,514,610)
TOTAL STOCKHOLDERS’ DEFICIT	$(147,167)	$(143,441)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$100	$-

See accompanying notes to the unaudited financial statements.

Protect Pharmaceutical Corporation

Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
Professional Fees	-	15,200
General & Administrative	-	200
TOTAL OPERATING EXPENSES	$-	$15,400

OPERATING LOSS	$-	$(15,400)

Interest Expense	3,726	-

LOSS BEFORE TAXES	$(3,726)	$(15,400)

Taxes	-	-

NET LOSS	$(3,726)	$(15,400)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,111,460	1,111,460

DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.00)	$(0.01)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,358,378	1,111,460

See accompanying notes to the unaudited financial statements.

Protect Pharmaceutical Corporation

Statements of Cash Flows

(Unaudited)

	For three months ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net Loss	$(3,726)	$(15,400)

Adjustments to reconcile Net Loss to Net Cash provided by operations:
Changes in operating assets and liabilities:
Accounts Payable	-	(9,000)
Accounts Payable - Related Party	100	24,400
Interest Payable	3,726	-
Total Adjustments to reconcile Net Loss to Net Cash provided by operations:	3,826	15,400

Net cash provided by operating activities	$100	$-

INVESTING ACTIVITIES

Net cash provided by investing activities	$-	$-

FINANCING ACTIVITIES

Net cash provided by financing activities	$-	$-

NET CHANGE IN CASH	$100	$-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	100	-

See accompanying notes to the unaudited financial statements.

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for the period ended March 31, 2018 (unaudited) are not necessarily indicative of the operating results for the year ended December 31, 2018.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited cash and no other material assets, nor does it have an established source of revenues adequate to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

In addition, the inability of the Company to become current in periodic reporting obligations under the federal securities laws during the current quarter limited the information that the Company was able to provide to the public, to investors and to other interested parties, including customers and certain lenders. Furthermore, such inability to become current limited the Company’s ability to use equity incentives to attract, retain and motivate employees. Such inability to become current also restricted the Company’s ability to raise capital through the issuance of equity or debt securities, use equity securities for acquisitions of complementary companies and businesses and engage in other strategic transactions.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 246,918 such dilutive common stock equivalents outstanding as of March 31, 2018 related to a convertible note in default.

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of March 31, 2018 (unaudited) and December 31, 2017, the related party payable outstanding balance totaled $35,380 and $35,280, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – CONVERTIBLE NOTE

On April 15, 2017, the Company issued a convertible promissory note (the “Convertible Note”) for $101,000 ($100,000 principal plus a 1% original issue discount) to Trident Cap X Corp. (“Trident”), a Florida Limited Liability Company. The Convertible Note has a maturity date of October 15, 2017, with a 15% default interest rate in the case that the principle is not paid off in full by the maturity date or covenants are not met. In the case of default, the holder has the right to convert all or any portion of the value of the Convertible Note, including unpaid principal, unpaid interest (including default interest), and costs incurred by the holder related to the conversion, into common stock of the Company. The per share conversion price of this Convertible Note into common stock shall be 75% of the lowest traded price of the common stock during the ten consecutive trading days prior to receipt of a notice of conversion from the holder. As of March 31, 2018, interest payable was $9,937.

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

The Company reached a settlement with Global on September 14, 2018, including a release, and had the Company’s transfer agent issue 246,918 shares of Common Stock to Global on December 11, 2018 to satisfy the obligation in full.

Affirmed and Ratified:

July 7, 2018 - 8-K filed: The Company announced that as of June 30, 2018, as consideration for contractual obligations, and shares of common stock were to be issued. The exact allocation and quantum of such share issuance was adjusted as reflected in the Company's current record of share issuances, which is hereby validated.

July 7, 2018 - 8-K filed: Document July 6, 2018: CEO and Board members were named, but all have since resigned.

October 9, 2018 - Loan: $3,100 from Burton Steer and Associates on October 9, 2017; received in two installments of $2,100 on October 9, 2018 and $1,000 on October 25, 2018; $3,000 was repaid as of December 31, 2018.

November 13, 2018 - SEC 8-K filing: The Board of Directors appointed Una Taylor as a member of the Company’s Board of Directors, effective at the close business as of November 12, 2018. November 12, 2018, Board of Directors issued 1,000,000 shares of preferred stock, Series A, to Una J. Taylor, with each share having 1,000 votes. Yvette Sanchez resigned as an officer of Protect Pharmaceutical Corporation and of the Board of Directors, effective November 13, 2018. Shares and expense reimbursement were authorized for Ms. Taylor. Previous shares from the transactions naming Yvette Sanchez President were sold or otherwise dealt with in the reaffirmed November transactions. Ms. Taylor was also appointed Chief Executive Officer (CEO) on November 13, 2018. CEO employment agreement with Una Taylor on November 14, 2018; $250,000 salary, $50,000 bonus, insurance of $1,983 per month until the end of the 2019 calendar year or until company offers benefits. This action was subsequently ratified by the Board of Directors.

December 10, 2018 - SEC 8-K Filing: Document Date November 28, 2018 - Wajed Salem named to Board of Directors by the existing board, and the Company entered into contract with him.

December 17, 2018 - Loan: $25,000 from Audra M. Hajj to Protect Pharmaceutical.

Misc. dates - Contracts: Engagement or replacement of attorneys or auditors, at the CEO's discretion, with written or other contract terms, again at the discretion of CEO Una J. Taylor.

Disaffirmed and Cancelled, Or Never Came Into Legal Effect:

June 5, 2018 - Change of primary operating entity and business model: The Company did not implement the change of primary operating entity or real estate business model announced in a June 5, 2018 Form 8-K.

September 14, 2018 – Press Release: Company Announces New Business Model; transaction cancelled.

October 20, 2018 - Merger/Acquisition: Tobit Clicks of Tobit LLC; transaction cancelled.

October 2, 2018 - Press Release: Company Joins Tobit Consortium; transaction cancelled.

November 27, 2018 - Private Placement: International Membership Data, LLC, $40 million to be invested by Company; transaction cancelled.

November 28, 2018 - Merger/Acquisition: Target: The Winner's Circle Partners LLC; transaction cancelled.

December 7, 2018 - Press Release: AES and OnliFunds Launch OnliChain focused $250 million Fund. Company option transaction cancelled.

Recent Issuances of Securities:

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

Forward-Looking and Cautionary Statements

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Protect” refer to Protect Pharmaceutical Corporation.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated February 27, 2019, in connection with the audit of our annual financial statements as of December 31, 2017, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2018 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2018 and 2017 (unaudited)

We did not realize revenues for the three-month periods ended March 31, 2018 and 2017 (unaudited). For the three months ended March 31, 2018 (“first quarter”), total operating expenses were $0. Interest expense for the three months ended March 31, 2018 was $3,726, with the entire amount related to a convertible note with Trident.

Total operating expenses for the comparable first quarter of 2017 were $15,400, consisting of $15,200 in professional fees and $200 in general administrative expenses.

The net loss for the first quarter of 2018 was $3,726, (-$0.00 per share; -$0.00 diluted loss per share, including 246,918 shares attributable to convertible note), compared to net loss of $15,400 (-$0.01 per share; -$0.00 diluted loss per share, with no dilutive shares outstanding) for the first quarter of 2017.

Liquidity and Capital Resources

Total assets were $100 as of March 31, 2018 (unaudited) and $0 as of December 31, 2017. Total liabilities at March 31, 2018 (unaudited) were $147,267, consisting of $101,000 in notes payable, $950 in accounts payable and accrued expenses, $35,380 in related-party payables, and $9,937 in interest payable. At December 31, 2017, total liabilities were $143,441.

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

At March 31, 2018(unaudited) we had stockholders’ deficit of $147,167 compared to stockholders’ deficit of $143,441 at December 31, 2017.

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

Changes to Company Officers

None from January 1, 2018 to March 31 2018.

June 1, 2018: Una Taylor resigned as Chief Executive Officer.

June 1, 2018: Yvette Sanchez was appointed President.

November 12, 2018: Yvette Sanchez resigned as President.

November 13, 2018: Una Taylor was appointed as Chief Executive Officer.

Changes to the Board of Directors

None from January 1, 2018 to March 31 2018.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2018. Based on its evaluation, management, including the chief executive officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened as of the time of filing. Note the discussion above at Note 6 to Part 1 and in Item 3, below, concerning a lawsuit which was pending during the first quarter of fiscal 2018, and was settled in September, 2018.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None from January 1, 2018 to March 31 2018.

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

Protect Pharmaceutical Corporation

Date: February 28, 2019	By:	/s/ Una Taylor
Una Taylor
Chief Executive Officer and Director
Principal Executive Officer
Principal Accounting Officer

