Form 10-Q
period 2018-06-30
PROTECT PHARMACEUTICAL Corp
filed 2019-03-06
CIK 1493526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 30, 2018
Common Stock, $0.005 par value	1,111,460

PART I — FINANCIAL INFORMATION

Item 1. Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

Protect Pharmaceutical Corporation

Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$20,072	$-
Total Current Assets	$20,072	$-

TOTAL ASSETS	$20,072	$-

LIABILITIES
Current Liabilities
Accounts Payable & Accrued Expenses	$1,229	$950
Related Party Payables	35,780	35,280
Interest Payable	13,663	6,211
Total Current Liabilities	$50,672	$42,441
Long-Term Liabilities
Notes Payable	$121,000	$101,000
Total Long-Term Liabilities	$121,000	$101,000

TOTAL LIABILITIES	$171,672	$143,441

STOCKHOLDERS’ DEFICIT
Preferred Stock: 110,000,000 shares authorized, at $0.001 par value; 0 shares issued or outstanding as of June 30, 2018 and December 31, 2017	$-	$-
Common Stock: 100,000,000 shares authorized at $0.005 par value; 1,111,460 shares issued and outstanding as of June 30, 2018 and December 31, 2017	5,557	5,557
Additional Paid-In Capital	9,365,612	9,365,612
Accumulated Deficit	(9,522,769)	(9,514,610)
TOTAL STOCKHOLDERS’ DEFICIT	$(151,600)	$(143,441)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$20,072	$-

See accompanying notes to the unaudited financial statements.

Protect Pharmaceutical Corporation

Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional Fees	-	100,000	-	115,200
General & Administrative	707	-	707	200
TOTAL OPERATING EXPENSES	$707	$100,000	$707	$115,400

OPERATING LOSS	$(707)	$(100,000)	$(707)	$(115,400)

Interest Expense	3,726	333	7,452	333

LOSS BEFORE TAXES	$(4,433)	$(100,333)	$(8,159)	$(115,733)

Taxes	-	-	-	-

NET LOSS	$(4,433)	$(100,333)	$(8,159)	$(115,733)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.00)	$(0.09)	$(0.01)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,111,460	1,111,460	1,111,460	1,111,460

DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.00)	$(0.09)	$(0.01)	$(0.10)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,358,378	1,111,460	1,358,378	1,111,460

See accompanying notes to the unaudited financial statements.

Protect Pharmaceutical Corporation

Statements of Cash Flows

(Unaudited)

	For six months ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net Loss	$(8,159)	$(115,733)

Adjustments to reconcile Net Loss to Net Cash provided by operations:
Convertible note issued for services	-	100,333
Changes in operating assets and liabilities:
Accounts Payable	279	(9,000)
Accounts Payable - Related Party	500	24,400
Interest Payable	7,452
Total Adjustments to reconcile Net Loss to Net Cash provided by operations:	8,231	115,733

Net cash provided by operating activities	$72	$-

INVESTING ACTIVITIES

Net cash provided by investing activities	$-	$-

FINANCING ACTIVITIES
Notes Payable	20,000	-

Net cash provided by financing activities	$20,000	$-

NET CHANGE IN CASH	$20,072	$-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	20,072	-

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES

Convertible note issued for services	$-	$100,333

See accompanying notes to the unaudited financial statements.

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for the period ended June 30, 2018 (unaudited) are not necessarily indicative of the operating results for the year ended December 31, 2018.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 246,918 such dilutive common stock equivalents outstanding as of June 30, 2018 related to a convertible note in default.

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

Revenue Recognition

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international offices are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded advances from related parties and expenses paid by related parties on behalf of the Company as related party payables. As of June 30, 2018 (unaudited) and December 31, 2017, the related party payable outstanding balance totaled $35,780 and $35,280, respectively. These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – CONVERTIBLE NOTE

On April 15, 2017, the Company issued a convertible promissory note (the “Convertible Note”) for $101,000 ($100,000 principal plus a 1% original issue discount) to Trident Cap X Corp. (“Trident”), a Florida Limited Liability Company. The Convertible Note has a maturity date of October 15, 2017, with a 15% default interest rate in the case that the principle is not paid off in full by the maturity date or covenants are not met. In the case of default, the holder has the right to convert all or any portion of the value of the Convertible Note, including unpaid principal, unpaid interest (including default interest), and costs incurred by the holder related to the conversion, into common stock of the Company. The per share conversion price of this Convertible Note into common stock shall be 75% of the lowest traded price of the common stock during the ten consecutive trading days prior to receipt of a notice of conversion from the holder. As of June 30, 2018, interest payable was $13,663.

NOTE 6 – NOTES PAYABLE

Issuance of Note Payable

On June 28, 2018, the Company issued a promissory note to Precise Property Preservation (“PPP”) for $20,000. The promissory note has an annual interest rate of three percent payable on the unpaid principal balance. In the event of default, all outstanding sums owed on this promissory note become immediately due and payable. As of June 30, 2018, the outstanding balance on the note payable was $20,000.

NOTE 7 – SUBSEQUENT EVENTS

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

Issuance of Notes Payable

On October 9, 2018, the Company issued a note payable to Burton Steer & Associates for $3,100. The note payable to Burton Steer & Associates is a promissory note with an annual interest rate of three percent on the unpaid principal balance. In the event of default, all outstanding sums owed on this note payable become immediately due and payable.

On December 17, 2018, the Company issued a note payable to Audra M Hajj for $25,000. The note payable to Audra M Hajj is a promissory note with an annual interest rate of three percent on the unpaid principal balance. In the event of default, all outstanding sums owed on this note payable become immediately due and payable.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated February 27, 2019, in connection with the audit of our annual financial statements as of December 31, 2017, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2018 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2018 and 2017 (unaudited)

We did not realize any revenues for the three-month periods ended June 30, 2018 and 2017 (unaudited), respectively. For the three months ended June 30, 2018 (“second quarter”), total operating expenses were $707, consisting of general & administrative expenses. The increase in general & administrative expenses in the second quarter of 2018 is attributable to bank fees on a new bank account and fees for the Company’s new registered agent. Interest expense for the three months ended June 30, 2018 was $3,726, with the entire amount related to a convertible note with Trident.

Total operating expenses for the comparable second quarter of 2017 were $100,000, consisting of professional fees.

The net loss for the second quarter of 2018 was $4,433, (-$0.00 per share; -$0.00 diluted loss per share, including 246,918 shares attributable to convertible note), compared to net loss of $100,333 (-$0.09 per share; -$0.00 diluted loss per share, with no dilutive shares outstanding) for the second quarter of 2017.

Six Months Ended June 30, 2018 and 2017 (unaudited)

We did not realize any revenues for the six-month periods ended June 30, 2018 and 2017 (unaudited), respectively. For the six months ended June 30, 2018, total operating expenses were $707, consisting of general & administrative expenses. The increase in general & administrative expenses in the first six months of 2018 is attributable to bank fees on a new bank account and fees for the Company’s new registered agent. Interest expense for the six months ended June 30, 2018 was $7,452, with the entire amount related to a convertible note with Trident.

Total operating expenses for the comparable period of 2017 were $115,400, consisting of $115,200 in professional fees and $200 in general & administrative expenses.

The net loss for the six-month period ended June 30, 2018, was $8,159, (-$0.01 per share; -$0.01 diluted loss per share, including 246,918 shares attributable to convertible note), compared to net loss of $115,733 (-$0.10 per share; -$0.10 diluted loss per share, with no dilutive shares outstanding) for the same period of 2017.

Liquidity and Capital Resources

Total assets were $20,072 as of June 30, 2018 (unaudited) and $0 as of December 31, 2017. Total liabilities at June 30, 2018 (unaudited) were $171,672, consisting of $121,000 in notes payable, $1,229 in accounts payable and accrued expenses, $35,780 in related-party payables, and interest payable of $13,663. At December 31, 2017, total liabilities were $143,441.

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

At June 30, 2018 (unaudited), we had stockholders’ deficit of $151,600 compared to stockholders’ deficit of $143,441 at December 31, 2017.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2018. Based on its evaluation, management, including the chief executive officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened as of the time of filing. Note the discussion above at Note 7 to Part 1 and in Item 3, below, concerning a lawsuit which was pending during the second quarter of fiscal 2018, and was settled in September, 2018.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reported on Form 14f, filed with the Securities and Exchange Commission on June 5, 2018 , effective June 5 , 2018 , Start Capital LLC, a Florida LLC and Renewable Energy LLC, a Florida LLC , the principal stockholders of the Company (“ StartRenewable ”), entered into a Stock Purchase Agreement (the “ Agreement ”), dated, June 1, 2018 , with J&Y Property Preservation LLC (the “ Buyer ”), a Nevada LLC , pursuant to which, among other things, StartRenewable agreed to sell to the Buyer, and the Buyer agreed to purchase from StartRenewable, a total of 10,215,000 shares of Common Stock owned of record and beneficially by StartRenew able (the“ Purchased Shares ”). The Purchased Shares represented approximately 70.4 % of the Company’s issued and outstanding shares of Common Stock as of the Record Date. The proceeds were paid to the shareholder, not the company, so did not represent a company transaction, but are reported here since they represent a major equity transaction involving persons with a controlling interest in the Company.

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

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

Precise Property Preservation loaned $20,000 to Protect Pharmaceutical on June 28, 2018.

Item 6. Exhibits

Exhibit No.	Exhibit Name

3.1*	Articles of Incorporation
3.2*	Certificate of Amendment – Capitalization Change
3.3*	Certificate of Amendment – Name Change 2006
3.4*	Certificate of Amendment – Name Change 2010
3.5*	By-Laws
4.1*	Instrument defining rights of holders – Specimen Stock Certificate
4.2**	Certificate of Amendment – Share Authorization
5.1	Loan Document – Precise Property Preservation
14.1***	Financial Code of Ethics
31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002
31.2	Certificate of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002
32.2	Certificate of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed as exhibit to Form 10 filed on June 8, 2010.
**	Previously filed as exhibit to Form 10-Q filed on February 7, 2019.
***	Previously filed as exhibit to Form 8-K filed on September 20, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protect Pharmaceutical Corporation

Date: March 6, 2019	By:	/s/ Una Taylor
Una Taylor
Chief Executive Officer and Director Principal Executive Officer Principal Accounting Officer

